Form 10-Q
period 2021-03-31
Alfi, Inc.
filed 2021-06-10
CIK 1833908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number: 001-40294

Alfi, Inc.
(Exact name of registrant as specified in its charter)

Delaware	30-1107078
(State or other jurisdiction of incorporation or organization) 429 Lenox Avenue, Suite 547 Miami Beach, Florida	(I.R.S. Employer Identification Number) 33139
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (305) 395-4520
Not applicable
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	ALF	The NASDAQ Stock Market LLC
Warrants, each whole warrant exercisable for one share of common stock at an exercise price of $4.57	ALFIW	The NASDAQ Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Date File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of June 10, 2021, there were 12,355,194 shares of the Company’s common stock, par value $0.0001 (the “Common Stock”).

ALFI, INC.

i

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

Alfi Inc.

f/k/a Lectrefy, Inc.

Consolidated Balance Sheet

	Unaudited
	March 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	96,021	8,335
Accounts receivable, net	17,450	-
Note receivable (related parties)	-	1,830,000
Prepaid expenses and other	-	793
Total current assets	113,471	1,839,128

Property and equipment, net of accumulated depreciation
of $54,979 and $46,081, respectively	116,368	117,474
Intangible assets, net of accumulated amortization
of $659,879 and $440,321, respectively	4,164,630	4,384,188
Other assets (complimentary devices), net	1,104,000	1,104,000
Other assets, net	7,940	7,940
Total assets	5,506,409	7,452,730

Liabilities
Current liabilities
Accounts payable	1,092,024	516,705
Current portion of long-term debt (related parties)	5,808,808	5,558,808
Derivative liability	278,825	229,712
Accrued interest	222,722	116,600
Total current liabilities	7,402,379	6,421,825

Long-term debt, net (related parties)	-	-
Total liabilities	7,402,379	6,421,825

Stockholders' Equity
Series Seed preferred stock, $0.0001 par, 2,500,000 shares issued as of March 31, 2021 and December 31, 2020, respectively. 2,500,000 shares authorized	2,500,000	2,500,000
Common stock, $0.0001 par, 4,599,084 and 4,441,523 shares issued as of March 31, 2021 and December 31, 2020, respectively. 80,000,000 shares authorized	460	444
Additional paid-in capital	2,274,855	2,024,871
Accumulated surplus (deficit)	(6,671,285)	(3,494,410)
Total stockholders' equity	(1,895,970)	1,030,905

Total liabilities and stockholders' equity	5,506,409	7,452,730

See accompanying notes to the consolidated financial statements

Alfi, Inc.

f/k/a Lectrefy, Inc.

Condensed Consolidated Statement of Operations

	Unaudited	Unaudited
	Three months	Three months
	ended March	ended March
	31, 2021	31, 2020
Revenues, net	17,450	-

Cost of sales, net	104,506	-

Gross margin	(87,056)	-

Operating expenses
General and administrative	2,770,415	-
Depreciation and amortization	228,456	9,563
Total operating expenses	2,998,871	9,563

Other income (expense)
Other income	15,965	9,152
Interest expense	(106,913)	(16,392)
Total other income (expense)	(90,948)	(7,240)

Net income (loss) before provision for income taxes	(3,176,875)	(16,803)
Provision for income taxes	-	-
Net income (loss) after provision or income taxes	(3,176,875)	(16,803)

Earnings (loss) per share (EPS) - basic	(0.71)	(0.01)
Fully dilutive earnings (loss) per share (DEPS)	(0.71)	(0.01)

Weighted average common shares outstanding	4,480,037	3,150,000
Weighted average shares (fully diluted)	8,309,373	6,359,121

See accompanying notes to the condensed consolidated financial statements

Alfi, Inc.
f/k/a Lectrefy, Inc.
Consolidated Statement of Changes to Stockholders' Equity

		Unaudited
							Total
	Series Seed				Additional	Accumulated	Stockholders'
	Preferred Stock		Common Stock		Paid-In	Surplus	Equity
	Shares	Amount	Shares	Amount	Capital	(Deficit)	(Deficit)
Balance at April 4, 2018 (date of inception)	-	$-	-	$-	$-	$-	$-
Issuance of series Seed preferred stock	1,500,000	1,500,000	-	-	-	-	1,500,000
Issuance of common stock	-	-	3,150,000	315	-	-	315
Current year net income (loss)	-	-	-	-	-	(2,186)	(2,186)
Balance at December 31, 2018	1,500,000	1,500,000	3,150,000	315	-	(2,186)	$1,498,129
Issuance of series Seed preferred stock	1,000,000	1,000,000	-	-	-	-	1,000,000
Issuance of common stock	-	-	-	-	-	-	-
Current year net income	-	-	-	-	-	66,735	66,735
Balance at December 31, 2019	2,500,000	2,500,000	3,150,000	315	-	64,549	$2,564,864
Issuance of common stock	-	-	1,291,523	129	2,024,871	-	2,025,000
Current year net income	-	-	-	-	-	(3,558,959)	(3,558,959)
Balance at December 31, 2020	2,500,000	2,500,000	4,441,523	444	2,024,871	(3,494,410)	1,030,905
Issuance of common stock	-	-	157,561	16	249,984	-	250,000
Current year net income	-	-	-	-	-	(3,176,875)	(3,176,875)
Balance at March 31, 2021	2,500,000	$2,500,000	4,599,084	$460	$2,274,855	$(6,671,285)	$(1,895,970)

See accompanying notes to the consolidated financial statements

Alfi, Inc.

f/k/a Lectrefy, Inc.

Consolidated Statement of Cashflows

	Unaudited	Unaudited
	Three months	Three months
	ended March	ended March
	31, 2021	31, 2020
Operating activities
Net income (loss)	$(3,176,875)	$(16,803)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	228,456	9,563
Stock based compensation	299,113	-
Changes in assets and liabilities:
Other assets (complimentary devices)	-	-
Accounts receivable	(17,450)	-
Prepaid expenses and other assets	793	-
Accounts payable	575,319	11,428
Accrued interest	106,122	15,916
Net cash used in operations	(1,984,522)	20,104

Investing activities
Acquisition of property, plant, and equipment, net	(7,792)	-
Acquisition of intangible assets, net	-	(1,046,678)
Net cash provided by investing activities	(7,792)	(1,046,678)

Financing activities
Proceeds from issuance of preferred stock	-	-
Proceeds from related party note payable, net	2,080,000	1,082,050
Net cash provided by financing activities	2,080,000	1,082,050

Net change in cash and cash equivalents	87,686	55,476
Cash and cash equivalents at the beginning of the period	8,335	38,890
Cash and cash equivalents at the end of the period	96,021	94,366

See accompanying notes to the consolidated financial statements

ALFI, INC.

f/k/a LECTREFY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021 (Unaudited)

NOTE 1 BUSINESS DESCRIPTION BACKGROUND

Alfi, Inc. is a C -corporation formed in Delaware that operates in the technology sector; specifically, Software as a Service (SaaS) in the Digital Out Of Home (DOOH) Smart Advertising segment. This segment includes artificial intelligence, machine & deep learning, edge computing, Big Data, telecommunications, and the Internet of Things (IoT). Alfi, Inc. includes its wholly owned subsidiary Alfi, NI Ltd, the results of which are presented on a combined basis in the consolidated financial statements included in this Report. Alfi, NI Ltd is a registered business in Belfast, Ireland. Collectively, the combined consolidated entity is referred to as the “Company” throughout this Report.

The Company’s timeline of events relative to its current formation above began on April 4, 2018 when Lectrefy, Inc., a Florida corporation, was organized. On July 6, 2018, Lectrefy, Inc. of Delaware was organized. On July 11, 2018, Lectrefy, Inc. of Florida’s assets were merged into the newly created entity Lectrefy, Inc. of Delaware. On July 25, 2018, Lectrefy Inc. of Delaware was registered as a foreign entity in the State of Florida. On January 31, 2020, Lectrefy, Inc. of Delaware’s name was changed to Alfi, Inc., a Delaware corporation.

On September 18, 2018, Lectrefy, NI Ltd was organized in Belfast, Ireland. On February 4, 2020, Lectrefy, NI Ltd’s name was changed to Alfi NI Ltd, registered in Belfast, Ireland. On February 13, 2020, Lectrefy Inc. Delaware C-corporation operating in the state of Florida as a foreign entity name was restated as Alfi, Inc.

In 2019, the Company’s software product received initial certification compliance with GDPR government regulatory standards, the highest level of privacy compliance certification available in its jurisdiction. As of June 2020, the Company’s products were fully developed  and are currently being deployed to customers.

The Company uses artificial intelligence and big data analytics to measure and predict human response. Its computer vision technology is powered by proprietary artificial intelligence, to determine the age, gender, ethnicity, geolocation, and emotion of someone in front of an Alfi-enabled device, such as a tablet or kiosk. Its software can then deliver in real-time, the advertisements to that particular viewer based on the viewer’s demographic and psychographic profile. It delivers the right content, to the right person at the right time in a responsible and ethical manner. By delivering advertisements a viewer wants, the Company provides its advertising customers the viewers they want and the result is higher click through rates, or CTRs and higher CPM, cost per thousand, rates.

The Company has created an enterprise grade, multimedia state-of-the-art computer vision and machine learning platform, generating powerful advertising recommendations and insights. Multiple technologies work together in its software with viewer privacy and reporting objectives as the Company’s two goals. The software uses a facial fingerprinting process to make demographic determinations. As such, the Company makes no attempt to identify the individual in front of the screen. By providing age, gender, ethnicity and geolocation information, brand owners have all of the data they need for meaningful interaction.

The Company solves the problem of providing real time, accurate and rich reporting on customer demographics, usage, interactivity and engagement while never storing any personal identifiable information of its users. No viewer is ever required, or requested by us, to enter any information about themselves on any Alfi-enabled device. Alfi was designed to be fully compliant with all privacy regulations. Alfi is fully compliant with the GDPR, General Data Protection Regulation, in Europe, the CCPA, California Consumer Privacy Act, and HIPAA, the Health Insurance Portability and Accountability Act.

The Company’s initial focus is to place its Alfi-enabled devices in rideshares, retailers, malls, and airports.

The Company’s primary activities since inception have been research and development, managing collaborations, and raising capital. As of the date of this Report, the Company has approximately 9,600 tablets either held as Other Assets (complimentary devices) or in operation currently being used by customers.

NOTE 2 GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of March 31, 2021, the Company had cash of $96,021 and has a monthly cash run rate of approximately $500,000. As of the date of this Report, the Company has not yet generated substantial revenue from customers and business activity has mainly consisted of cash outflows associated with its capital project. These conditions indicate that there is substantial doubt about the Company’s ability to continue as a going concern within one year from the issuance date of the consolidated financial statements.

The Company’s primary source of operating funds since inception has been cash proceeds from the private placements of preferred equity and debt securities. The Company intends to raise additional capital through private placements of debt and equity securities, but there can be no assurance that these funds will be available on terms acceptable to the Company or will be sufficient to enable the Company to fully complete its development activities or sustain operations. If the Company is unable to raise sufficient additional funds, it will have to develop and implement a plan to further extend payables, reduce overhead, or scale back its current business plan until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

Accordingly, the accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which contemplate continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not necessarily purport to represent realizable or settlement values. The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Subsequent to March 31, 2021, in May 2021, the Company completed an initial public offering yielding gross proceed to the Company if approximately $17,800,000 from sale of common stock and warrants on the Nasdaq Capital Market. The capital raise included funding for working capital to launch and expand operations in accordance with its business model.

NOTE 3 SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Under Financial Accounting Standards Board (FASB) issued Accounting Standards Update (“ASU”) No. 2014-09 (Topic 606) “Revenue from Contracts with Customers”, revenue from contracts with customers is measured based on the consideration specified in the contract with the customer.

Alfi intends to generate revenues from three sources. First, Alfi will sell advertising and content on its Alfi-enabled tablets and other devices such as kiosks. Second, Alfi will also license its technology to other companies as a Software-as-a-Service (SaaS) product. Third, Alfi will also sell the aggregated data reflecting viewer engagement it derives from users of an Alfi-enabled device to advertisers and content providers. Alfi has different customers for each of its revenue streams: (1) companies that buy content space, like CNN, NBC, etc., or companies that buy ad space like Coke, Ford, etc.; (2) companies that pay a per screen fee on a SaaS basis to operate Alfi software on their network, where they sell ads & content and on their own devices; and (3) companies that purchase viewer engagement data on a subscription basis.

With respect to Alfi-enabled tablets or devices placed into service by Alfi, Alfi will recognize revenue on a cost per thousand impression (CPM) basis for both the content and advertisements. Alfi will have a contract with both the advertiser and the content provider that will specify the amounts to be paid to Alfi for displaying the advertisement or content. The number of impressions the advertiser or content provider is willing to pay and the duration of each campaign is set by the advertiser or content provider. Content and advertisements are provided to Alfi by companies desiring to deliver content for viewer engagement. In general, Alfi does not pay for content, to the extent it does, the cost of acquiring content would be expensed as cost of sales. Alfi will recognize revenue under these contracts upon the validated delivery of impressions to the end user of the Alfi-enabled device.

With respect to SaaS licenses, Alfi expects to enter into license agreements with third parties that place their own devices for advertising together with the remote management access and data reporting that the Alfi platform provides. These licenses may be for a specified duration or on a renewable subscription basis. Alfi will charge these third parties on a monthly, per screen fee for use of the Alfi platform. Alfi will recognize the revenue from these licenses on a monthly basis in accordance with Topic 606.

Alfi believes that the aggregated data of viewer engagement will have significant value to advertisers and content providers. Alfi will sell such data to third parties on a subscription basis, and recognize revenue as the subscription payments are received depending on the nature of the contract. For subscriptions that are prepaid, revenue will be recognized as earned; with respect to subscriptions that are not prepaid, revenue will be recognized when the data is delivered to the subscriber.

Alfi has distributed and activated into operations over 1,000 devices tablets and kiosks at no cost to rideshare, mall, or airport owner(s). It is the viewers of the Alfi-enabled device, rather than the rideshare, mall or airport owner that the Alfi-enabled device engages with and to whom Alfi delivers advertising and content. It is projected that Alfi will begin selling advertising and content for those tablets placed into operation in the third quarter of 2021.

Alfi has not yet recognized revenue from any of its three potential distinct revenue sources. Irrespective of revenue generation on devices, when they are physically placed into service, devices are expensed in accordance with the Company’s Cost of Sales policy.

The contract with a rideshare, mall or airport owner for placing a device in service will not provide for payment from such party to Alfi. With respect to a kiosk in a mall or airport, Alfi may be paid a separate service fee to maintain the device, but Alfi does not anticipate that to be a material source of revenue. Alfi’s contract with a device host may provide that we will pay a revenue sharing amount, or fee, based on the revenue Alfi derives from that device. Alfi will expense that fee in Cost of Sales in accordance with its Cost of Sales policy. In general, a rideshare will not be required to return tablets distributed by Alfi at any time. Removing a tablet from the vehicle or returning it to Alfi would automatically cancel the opportunity for a rideshare to receive commissions. Thus, Alfi does not anticipate that a rideshare would seek to return a tablet. Kiosks, because of their high cost, may either be returned to Alfi or purchased by the facility owner at the end of the contract.

For the three and twelve months ended March 31, 2021 and December 31, 2020, the Company had earned and recorded $17,450 and $-0- revenue during each period, respectively. Net revenue consisted of one customer concentration, which represented 100% of sales for the three months ended March 31, 2021.

Accounts Receivable

The Company records accounts receivable at its net realizable value. At March 31, 2021 and December 31, 2020, the Company had recorded net customer accounts receivable of $17,450 and $-0-, respectively. The Company makes periodic assessment of collectability of accounts receivable balances. Net accounts receivable consisted of one customer concentration at March 31, 2021 and December 31, 2020, respectively. The Company believes there to be no allowance for doubtful accounts as of March 31, 2021 and December 31, 2020, respectively.

Consolidation

The consolidated financial statements include the accounts of Alfi, Inc. and its wholly owned subsidiary. Collectively, these entities make up the consolidated financial statements during the periods presented in this Report. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. At March 31, 2021 and December 31, 2020, the Company had $96,021 and $8,335 in cash and cash equivalents, respectively.

Concentration of Credit Risk

The Company’s financial instruments that are exposed to a concentration of credit risk is cash. Generally, the Company’s cash in non-interest-bearing accounts may exceed FDIC insurance limits from time to time. The financial stability of these institutions is periodically reviewed by senior Management.

Complimentary Devices

The Company purchased approximately 9,600 Lenovo tablet hardware devices in 2020 (the “devices”), which are held for placement with rideshare and other businesses. Alfi’s devices represent an incentive-based outreach program by which devices are provided complimentary to rideshare or other businesses that sign up for Alfi’s Software-as-a-Service (SaaS) product. As part of Alfi sales agreements with rideshare and other businesses, devices are provided as a complimentary product in exchange for monetization of the respective set of business consumer’s attention.

The Company records these devices at the lower of cost or fair market value. Devices are accounted for as Other assets (complimentary devices) on the consolidated balance sheet until they are provided to a rideshare or other businesses. Upon being placed into service for consumer use, the Company expenses Other Assets (complimentary devices) to Cost of Sales.

Property and Equipment

Property plant and equipment consists of office equipment recorded at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, which for office equipment is three to five years. The Company maintains a capitalization policy for individual items greater than $500 and an estimated useful life greater than one year.

Expenditures for major renewals and betterments that extend the useful lives property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. Property plant and equipment are tested for asset impairment on no less than a quarterly basis by Management.

Intangible Assets

The Company recognizes amortizable intangible assets associated with the costs to acquire or cost to complete its technology development projects. The Company places intangible assets into service upon the date in which they are available for use. Intangible assets are tested for asset impairment on no less than a quarterly basis by Management, of which none were identified during the periods included in this Report.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to Management. The respective carrying value (net book value) of certain on-balance- sheet financial instruments approximated their fair values. These financial instruments include cash, accounts payable notes payable, fixed assets, and amortizable intangible assets. Fair values approximate carrying values for cash, accounts payable, notes payable, fixed assets, and amortizable intangible assets at March 31, 2021 and December 31, 2020, respectively.

Net Income (Loss) per Share of Common Stock

The Company computes basic net loss per share by dividing net income (loss) per share available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic and diluted income (loss) per share for the periods ended March 31, 2021 and December 31, 2020 excludes potentially dilutive securities when their inclusion would be anti- dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

Potentially dilutive securities excluded from the computation of basic net income (loss) per share as of March 31, 2021 and 2020 are as follows:

	March 31,	March 31,
	2021	2020
Convertible Series (“Seed”) Preferred stock (1:1.260023 conversion)	3,150,058	3,150,058
Employee stock options	723,729	59,063
Total potentially dilutive securities	3,873,787	3,209,121

A reconciliation of the numerator and denominator for basic and fully dilutive net income (loss) per share is as follows for periods ended March 31, 2021 and December 31, 2020, respectively:

	March 31,	March 31,
	2021	2020
Weighted average shares of common stock outstanding	4,480,037	3,150,000
Weighted average shares of potentially dilutive securities	3,829,336	3,209,121
Weighted average shares of common stock outstanding and potentially dilutive securities	8,309,373	6,359,121

	March 31, 2021	March 31, 2020
Net income (loss) for the period	(3,176,875)	(16,803)
Weighted average shares of common stock outstanding and potentially dilutive securities	8,309,373	6,359,121
Fully dilutive net income (loss) per share	(0.71)	(0.01)

	March 31, 2021	March 31, 2020
Net income (loss) for the period	(3,176,875)	(16,803)
Weighted average shares of common stock outstanding	4,480,037	3,150,000
Basic net income (loss) per share	(0.71)	(0.01)

Common Stock

The Company issued 3,150,000 shares of common stock on April 4, 2018 to Founders. At March 31, 2021 and December 31, 2020, outstanding shares of common stock totaled 4,599,084 and 3,150,058, respectively. The Company incurred no stock buybacks or treasury transactions during the periods included in this report. The Company paid no dividends on common stock issued during the periods ended March 31, 2021 and December 31, 2020, respectively. The Company accounts for common stock at par value. In 2021, the Company increased total authorized common shares from 15,000,000 to 80,000,000.

Convertible Instruments

U.S. GAAP requires companies to bifurcate conversion options from their host instruments and account for them as free-standing derivative financial instruments according to certain criteria. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur, and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. An exception to this rule is when the host instrument is deemed to be conventional.

The Company has determined that the embedded conversion options should not be bifurcated from their host instruments and the Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments (the beneficial conversion feature) based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their stated date of redemption.

During the periods ended March 31, 2021 and December 31, 2020, the Company did not record or issue convertible notes with beneficial conversion features and did not record debt discounts related to beneficial conversion features. During 2020 and 2019, the Company issued Convertible Series Seed Preferred stock which has option for stockholders to convert into common stock on a 1:1.260023 basis, and is classified as stockholders’ equity on the balance sheet at March 31, 2021 and December 31, 2020, respectively. If converted into common stock by Series Seed stockholders, its fair value would approximate the existing carrying (book) value of the Series Seed Preferred stock as stated. Thus, no embedded derivatives were identified on the conversion option of Convertible Series Seed Preferred stock at March 31, 2021 or December 31, 2020, respectively. In May 2020, Convertible Series Seed Preferred Stock converted 2,500,000 shares into 3,150,058 shares of common stock.

Common Stock Purchase Warrants and Other Derivative Financial Instruments

The Company accounts for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedging relationships and the types of relationships designated are based on the exposures hedged. At March 31, 2021 and December 31, 2020, the Company did not have any derivative instruments that were designated as hedges.

The Company adopted Accounting Standards Update (“ASU”) No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features.

Stock based compensation

The Company maintains a stock equity incentive plan under which they may grant non-qualified stock options, incentive stock options, stock appreciation rights, stock awards, performance and performance-based awards, or stock units to employees, non-employee directors and consultants.

Income Taxes

Deferred income tax assets and liabilities are determined based on the estimated future tax effects of net operating loss and credit carryforwards and temporary differences between the tax basis of assets and liabilities and their respective financial reporting amounts measured at the current enacted tax rates. The Company records an estimated valuation allowance on its deferred income tax assets if it is more likely than not that these deferred income tax assets will be realized. The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of March 31, 2021 and December 31, 2020, the Company has not recorded any unrecognized tax benefits. The Company’s policy is to classify assessments, if any, for tax-related interest as interest expense and penalties as general and administrative expenses in the statements of operations. The Company did not recognize any such penalties or interest during the periods presented under this Report.

Change in Accounting Estimate / Prior Period Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation, including a change in the estimated useful life of capitalized platform production costs (see Note 10).  Management originally determined 10 years as a reasonable useful life estimate for these assets, but has revised it to 5 years based on external market competition and other technological factors.   The Company made the change as part of its standard review of its accounting policies in connection with the audit for the year ended December 31, 2020. The Company has considered the change in estimated useful life a change in accounting estimate under GAAP, and has accounted for it prospectively in the consolidated financial statements.  Based on current conditions, the Company believes its revised estimated useful life allocation reasonable for these assets.

Recent Accounting Pronouncements

There are various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Forward Stock Split

On March 1, 2021, the Company effected a forward stock split on a ratio of 1.260023 to 1.000000 basis. Share amounts reflected in this Report are presented post-split, unless otherwise noted.

Subsequent Events

The Company evaluates events that have occurred after the balance sheet date through June 10, 2021. See Note 14.

NOTE 4 FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company measures the fair value of financial assets and liabilities based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company also follows a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

ASC 820 describes three levels of inputs that may be used to measure fair value:

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable based on an entity’s own assumptions, as there is little, if any, related market activity (e.g., cash flow modeling inputs based on assumptions).

The risk-free interest rate is the United States Treasury rate on the measurement date having a term equal to the remaining contractual life of the instrument. The volatility is a measure of the amount by which the comparable companies’ share price has fluctuated or is expected to fluctuate. Since the Company’s common stock has not been publicly traded, an average of the historical volatility of comparative companies was used.

Level 3 liabilities are valued using unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the derivative liabilities. For fair value measurements categorized within Level 3 of the fair value hierarchy, the Company’s Chief Financial Officer determines valuation policies and procedures, as applicable.

Level 3 financial liabilities consist of the derivative liabilities for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate.

Significant observable and unobservable inputs include stock price, exercise price, annual risk-free rate, term, and expected volatility, and are classified within Level 3 of the valuation hierarchy. An increase or decrease in volatility or interest free rate, in isolation, can significantly increase or decrease the fair value of the derivative liabilities. Changes in the values of the derivative liabilities are recorded as a component of other income (expense) on the accompanying consolidated statement of operations and comprehensive loss.

Non-financial assets that are measured on a non-recurring basis include our intellectual property and property and equipment which are measured using fair value techniques whenever events or changes in circumstances indicate a condition of impairment exists.  The estimated fair value of prepaid expenses, accounts payable and accrued expenses approximates their individual carrying amounts due to the short-term nature of these measurements.

The following tables present the derivative financial instruments, the Company’s only financial liabilities measured and recorded at fair value on the Company’s balance sheets on a recurring basis, and their level within the fair value hierarchy as of March 31, 2021 and December 31, 2020:

As of December 31, 2020	Amount	Level 1	Level 2	Level 3
Embedded conversion derivative liability on employee stock options	$229,712	$-	$-	$229,712
Total as of December 31, 2020	$229,712	$-	$-	$229,712

As of March 31, 2021
Embedded conversion derivative liability on employee stock options	$278,825	$-	$-	$278,825
Total as of March 31, 2021	$278,825	$-	$-	$278,825

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs:

Balance at December 31, 2019	$-0-
Fair value of employee stock options issued in 2020	229,712
Balance at December 31, 2020	$229,712
Fair value of employee stock options issued in 2021	49,113
Balance at March 31, 2021	278,825

NOTE 5 NOTES PAYABLE – RELATED PARTY

During 2019 and 2020, the Company entered into a related party note payable transaction (the “Notes”) for cash advances associated with Alfi product development costs.

Unpaid principal on the Notes as of March 31, 2021 and December 31, 2020 are $5,808,808 and $5,558,808, respectively. These balances are summarized below:

Senior related party note

Advances under the senior related party note payable (“Senior Note”) totaled $-0-, $1,812,718 and $759,090 for periods ending March 31, 2021, December 31, 2020 and 2019, respectively, and are classified as a currently liability on the balance sheet. The Senior Note’s original maturity date was December 31, 2020. An extension to the maturity date was granted by lender to the earlier of June 30, 2021 or the occurrence of certain events, including the closing of the Company’s initial public offering.

The Senior Note bears a fixed annual interest rate of 5% per year. For the three months ended March 31, 2021 and 2020, the Company incurred interest expense associated with the Senior Note of $32,147 and $16,392, respectively. Accrued unpaid interest totaled $148,747 and $116,600 at March 31, 2021 and December 31, 2020, respectively.

During the years ended December 31, 2020 and 2019, the Company made no repayments to the related party lender on the Senior Note.

The total outstanding unpaid principal balance on the Senior Note at March 31, 2021 and December 31, 2020 was $2,571,808 and $2,571,808, respectively. In May 2021, the Senior Note was repaid in full.

On January 15, 2020, as security for the full and prompt payment when due of all indebtedness of the Borrower, created under the Senior Note , existing holders of common stock granted to Lee Aerospace, LLC, a security interest in 2,137,400 shares of Alfi common stock; representing the Senior Note’s collateral. In addition, the Senior Note is secured by a pledge of the Company’s intellectual property.

Additional advances by related parties

During the twelve months ended December 31, 2020, the Company received two related party advances totaling approximately $37,000 cash consideration. These related party advances carry no specified repayment term, interest rate, or security interest, and are payable only after holder of the Senior Note , referenced above, is repaid in full.

During the twelve months ended December 31, 2020, the Company purchased approximately 9,600 tablet devices with cash from an unaffiliated third-party vendor. Of the 9,600 tablet devices, 7,600 tablets were purchased by a related party on behalf of the Company. Payment terms associated with the approximate 7,600 tablet devices purchased by related party on behalf of the Company requires a fixed repayment of $125 per device, due to related party by Alfi at IPO. There is no stated interest rate or additional repayment terms included therein this tablet purchase agreement. Collateral for the tablet device purchase agreement pledged by the Company to related party include the approximate 7,600 physical tablet hardware devices. Outstanding advances on purchased tablet devices from related party totaled approximately $950,000 and $950,000 at March 31, 2021 and December 31, 2020, respectively. In May 2020, the tablet device advance from related party was paid in full.

 On December 30, 2020, the Company entered into a $2,000,000 bridge loan with related party investors.  As of December 31, 2020, $170,000 had been funded on the bridge loan and $1,830,000 remained unfunded to the Company as of December 31, 2020. The terms of the bridge loan with related party include repayment of principal on or before June 30, 2021, and an annual interest rate of 18%. In addition to repayment of principal and interest under the bridge loan, the Company issued to the investors 1,260,063 shares of common stock. The remaining $1,830,000 was funded in full in January 2021. During the three months ended March 31, 2021 and 2020, the Company incurred interest expense on bridge loan of $75,211 and $-0-, respectively. Outstanding principal associated with bridge loan from related party investor at March 31, 2021 and December 31, 2020 was $2,000,000 and $2,000,000, respectively. In May 2020, this bridge funding was paid in full.

During the three months ended March 31, 2021, the Company entered into a $250,000 bridge loan with related party investors. Terms of the bridge loan with related party includes repayment of principal on or before June 30, 2021, and an annual interest rate of 18%. In addition to repayment of principal and interest under the bridge loan with related party, the Company issued investors 157,561 shares of common stock. Outstanding principal associated with bridge loan from related party investor at March 31, 2021 and December 31, 2020 was $250,000 and $-0-, respectively. In May 2020, the related party bridge loan was paid in full .

NOTE 6 INCOME TAXES

The Company files Federal and state tax returns in as a C-corporation, To the Company’s knowledge, no returns are subject to examination by taxing authorities.

The Company has recorded no provision for income taxes or accrued a deferred tax asset (or liability) in the consolidated financial statements, on the basis that, although expected, the likelihood of the Company realizing any tax benefit (or liability) in the future cannot be calculated as of the date of this Report. As of the date of this Report, the Company is in compliance with all required local, state, and federal tax filings.

NOTE 7 COMMITMENTS AND CONTINGENCIES

Operating leases

During the three months periods ended March 31, 2021 and 2020, the Company had two operating leases for office space in Miami, Florida and Belfast, Ireland.

Rent expense under the operating leases totaled approximately $135,000 and $25,000 during the three months ended March 31, 2021 and 2020, respectively.

Employee Equity (Stock) Incentive Plan

The Company created an employee stock ownership plan in which, at its sole discretion, it may award employees of the Company common stock as an incentive for performance (the “Plan”). 1,575,029 shares of common stock are reserved for issuance under the Plan. During the periods ended March 31, 2021 and December 31, 2020, respectively, the Company granted 53,353 and 611,913 common stock options under the Plan.

At March 31, 2021 and December 31, 2020, total common stock options issued under the Plan was 723,729 and 670,376, respectively. Weighted average strike price per employee stock option is approximately $1.01 per share. Management recorded stock-based compensation expense associated with the issuance of employee stock options of $49,113 and $229,712 for the three and twelve months ended March 31, 2021 and December 31, 2020, respectively.

As of the date of this Report, no employee stock options were exercised.

License Agreement

The Company expects to finalize license agreements with customers for its technology services in fiscal year 2021. The Company currently has agreements with rideshare and other businesses for placement of its Software-as-a-service (SaaS) and technology products into tablet devices and smart screens (See Note 3).

Litigation, Claims, and Assessments

The Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such matters as of March 31, 2021.

Related Parties

The Company entered into agreements with related parties during the three and twelve months ended March 31, 2021 and December 31, 2020, respectively (see Note 5 and Note 13).

NOTE 8 STOCKHOLDERS’ EQUITY

As of March 31, 2021, there is not a viable market for the Company’s common stock to determine its fair value; therefore, management estimated the fair value to be utilized in the determining the fair value of issued conversion options. In estimating the fair value, management considered the estimated fair value of assets received in exchange for equity instruments and placement agents’ assessments of the underlying common shares relating to our issuance of our senior convertible preferred stock. Considerable management judgment is necessary to estimate the fair value. Accordingly, actual results could vary significantly from management’s estimates.

In 2018, the Company created a class of Preferred Series Seed stock (“Preferred stock”). Par value for the Preferred stock is $0.0001 per share and 2,500,000 shares of Preferred stock were authorized. During 2018 and 2019, 2,500,000 shares of Preferred stock was issued to an investor  in exchange for $2,500,000 cash consideration. At March 31, 2021 and December 31, 2020, total Preferred stock shares issued and outstanding were 2,500,000 at the end of each period.

Preferred stockholders have preferential liquidation rights in the event of the Company’s dissolution. The Preferred stock shares convert to common stock at a ratio of 1:1.260023 at any time and from time to time in the sole discretion of the holder. Preferred stock shares bear no interest or dividend payments to its Holders.

The Preferred stock has a buyout feature if not converted into common stock by investor. Preferred stock can be bought out by the Company if full return of principal is made to investor ($2,500,000), plus an additional 1x return of capital to investor ($2,500,000). The Preferred stock will convert to common stock upon an IPO.

As of March 31, 2021 and December 31, 2020, no Preferred stock shares had been converted into common stock by its holders. In May 2020, 2,500,000 shares of convertible preferred series seed stock were converted by into 3,150,058 shares of common stock upon the consummation of the Company’s initial public offering.

Dividends

Holders of Preferred stock are not entitled to any dividend payment, but do have liquidation preference in the event of dissolution of the Company. Holders of common stock are not entitled to any dividend payments, but would receive such payments in the event dividend payments were made to stockholders. There were no dividend payments made on any class of stock (common or preferred) for the three and twelve months ended March 31, 2021 and December 31, 2020.

Common Stock

The Company is authorized to issue 80,000,000 shares of common stock, par value $0.0001. In 2018 3,150,000 shares of common stock were issued to the ‘Company’s Founders.

During the twelve months ended December 31, 2020, the Company issued 31,500 shares of common stock to an unaffiliated third party in exchange for services associated with investment relations and fundraising, and to support the development of revenue producing contracts. Management valued this issuance of common shares as stock-based compensation  expense in fiscal year 2020 for approximately $25,000.

During the twelve months ended December 31, 2020, the Company issued 1,260,063 shares of common stock to an investor in exchange for bridge loan funding necessary to procure ongoing business operations. Management valued this issuance of common shares as stock-based compensation  expense during the twelve months ended December 31, 2020 for approximately $2,000,000.

During the three months ended March 31, 2021, the Company issued 157,561 shares of common stock to an investor in exchange for bridge loan funding necessary to procure ongoing business operations. Management valued this issuance of common shares as stock-based compensation  expense during the three months ended March 31, 202 for approximately $250,000.

Employee Equity (Stock) Incentive Plan

The Company created an employee stock ownership plan in which, at its sole discretion, may award employees of the Company common stock as an incentive for performance (the “Plan”). Total shares of common stock reserved under the Plan for employee stock options is not to exceed 1,575,029 shares.

During the three months ended March 31, 2021 and 2020, the Company issued approximately 53,353 and 59,063 common stock options to employees in each period, respectively. At March 31, 2021 and December 31, 2020, total unexercised common stock options issued to employees under the Company’s employee stock option ownership incentive plan was 723,729 and 670,376, respectively.

Weighted average strike price per option is approximately $1.01 per share. Management recorded stock-based compensation expense associated with the issuance of employee stock options of $49,113 and $229,712 for the periods ending March 31, 2021 and December 31, 2020, respectively. At March 31, 2021, there is not a viable market for the Company’s common stock to determine its fair value; therefore, management estimated the fair value to be utilized in the determining the fair value of issued employee stock conversion options. Considerable management judgment is necessary to estimate the fair value of employee stock options issued employees. Accordingly, actual results could vary significantly from management’s estimates.

As of the date of this Report, no employee stock options were exercised by participants of the plan.

Stock Option and Warrant Valuation

Stock option and warrant valuation models require the input of highly subjective assumptions. The fair value of stock-based payment awards was estimated using the Black-Scholes option model with a volatility figure derived from an index of historical stock prices for comparable entities. For warrants and stock options issued to non- employees, the Company accounts for the expected life based on the contractual life of the warrants and stock options. For employees, the Company accounts for the expected life of options in accordance with the “simplified” method, which is used for “plain-vanilla” options, as defined in the accounting standards codification. The risk-free interest rate was determined from the implied yields of U.S. Treasury zero-coupon bonds with a remaining life consistent with the expected term of the options.

Forward stock split

In March 2021, a 1.260023 to 1 forward stock split was affected. Common stock share numbers contained herein in this Report are presented on a post-split basis unless specifically noted otherwise.

NOTE 9 PROPERTY AND EQUIPMENT

Property and equipment balances, net of accumulated depreciation, at March 31, 2021 and December 31, 2020 were $116,368 and $117,474, respectively, and consist of equipment purchases the Company made for IT server and other depreciable computer hardware assets. These assets were assigned a 5-year average useful life.

The Company incurred depreciation expense of $8,898 and $23,915 for the three and twelve months ended March 31, 2021 and December 31, 2020, respectively.

A summary of property plant and equipment balances as of March 31, 2021 and December 31, 2020 is as follows:

Property and equipment balance at December 31, 2019, net of accumulated depreciation	$107,744
Additions	33,645
Depreciation expense	(23,915)
Property and equipment balance at December 31, 2020, net of accumulated depreciation	$117,474
Additions	7,792
Depreciation expense	(8,898)
Property and equipment balance at March 31, 2021, net of accumulated depreciation	$116,368

Accumulated depreciation recorded as of March 31, 2021 and December 31, 2020 totaled $54,979 and $46,081, respectively. The Company incurred no fixed asset dispositions or identified asset impairments during the periods ended March 31, 2021 and December 31, 2020, respectively.

NOTE 10 INTANGIBLE ASSETS – INTELLECTUAL PROPERTY

Intellectual Property – Patent and Production Costs

The Company's intellectual property includes patent and platform production costs associated with creation of its technology (see Note 1). Included in capitalized patent costs are the legal and logistics expenses directly associated with patent development, acquisition, and filing. Included in capitalized platform production costs are the direct labor, design, testing, acquisition, and allocation for administrative overhead associated with software development. Upon being placed into service in July 2020 for beta testing, capitalized patent and platform production costs and their anticipated useful lives are summarized as follows:

	Capitalized Cost	Useful Life
Patent Acquisition Costs	$650,000	15 years
Production Costs	$4,174,509	5 years
Total Intangible Assets (IP), gross	$4,824,509

The Company assigned a 15-year estimated useful life for patent acquisition costs, and a 5-year estimated useful life for technology platform production costs. The Company has been awarded a patent and has patents pending with the United States Patent Trademark Office (USPTO). Patents have a legal lifespan of 20 years. Between 2018 and 2020, the Company has incurred production costs associated with its technology platform.

Management’s determination of useful life estimate for patent acquisition costs is reasonable given the statutory periods for patents of 20 years. Management selected a 5-year useful life for production costs as a conservative expectation of the length of time the Company expects its technology product set to produce future cash flows considering that there are no software or version upgrades. However, with new upgrades to the Alfi platform we believe that the useful life will be extended out further. (See Note 3, Change in Accounting Estimate / Prior Period Reclassifications).

A summary of intangible asset, net of accumulated amortization, balances as of March 31, 2021 and December 31, 2020 are as follows:

Intangible asset balance at December 31, 2019, net of accumulated amortization	$3,198,051
Additions	1,626,458
Amortization expense	(440,321)
Intangible asset balance at December 31, 2020, net of accumulated amortization	$4,384,188
Additions	-0-
Amortization expense	(219,558)
Intangible asset balance at March 31, 2021, net of accumulated amortization	$4,164,630

When Alfi acquires devices, they are not ready for technical deployment. They have to first go through an activation process, which includes deleting existing software from the device and installation of the Alfi platform, before being placed into service. Upon activating the first tablet device in July 2020, the Company placed its platform into service and began accruing amortization. Up until this point, Alfi was still incurring platform production costs.

Future amortization of intangible assets as of March 31, 2021 is as follows:

Year 1	$658,677
Year 2	$878,235
Year 3	$878,235
Year 4	$878,235
Year 5	$459,641
Thereafter	$411,607
Total	$4,164,630

The Company recorded intangible assets, net of accumulated amortization, of $4,164,630 and $4,384,188, respectively, as of March 31, 2021 and December 31, 2020,.

Amortization expense for the three months ended March 31, 2021 and 2020 were $219,558 and $-0-, respectively.

Accumulated amortization for periods ended March 31, 2021 and December 31, 2020 were $659,879 and $440,321, respectively. No asset impairment expense or intangible asset dispositions were incurred during fiscal year either period presented under this Report.

Intangible assets, net of accumulated amortization totaled $4,164,630 and $4,384,188 as of March 31, 2021 and December 31, 2020, respectively.

NOTE 11 OTHER ASSETS (COMPLIMENTARY DEVICES)

Tablets

The Company purchased approximately 9,600 Lenovo tablet hardware devices in 2020 (the “devices”), which are held for placement with rideshare and other businesses. As part of Alfi’s agreements with rideshares, malls and airport owners, devices are provided as a complimentary product. Alfi may pay a revenue share or commission to such third party for the placement of the Alfi-enabled device. See Note 3 for a discussion of revenue recognition from such placement.

The Company records these assets at the lower of cost or fair market value. Devices are accounted for as Other Assets (Complimentary Devices) on the consolidated balance sheet until they are provided to a rideshare or other businesses for use. Upon being placed into service, the Company expenses these assets to Cost of Sales.

At March 31, 2021 and December 31, 2020, the Company had approximately 8,600 devices on-hand at the end of both periods, respectively. During the three and twelve months ended March 31, 2021 and December 31, 2020, the Company placed approximately -0- and 1,000 devices into service with rideshare or other businesses, respectively.

As of March 31, 2021 and December 31, 2020, Other Assets (Complimentary Devices) totaled $1,104,000, respectively, at the end of each period. As of March 31, 2021 and December 31, 2020, the cost of the tablets on-hand approximated their fair market value. The Company recorded cost of sales associated with Other Assets (Complimentary Devices) of approximately $-0- - for the three months ended March 31, 2021 2020, respectively.

A summary of Other Assets (complimentary devices) balances as of March 31, 2021 and December 31, 2020 are as follows:

Other assets (complimentary devices) balance at December 31, 2019, net	$-0-
Purchase of Other assets (complimentary devices)	1,256,500
Other assets (complimentary devices) expensed to cost of sales	(152,500)
Other assets (complimentary devices) balance at December 31, 2020, net	$1,104,000
Other assets (complimentary devices) expensed to cost of sales	-0-
Other assets (complimentary devices) balance at March 31, 2021, net	$1,104,000

When tablets are placed into service with a rideshare or other business, legal ownership transfers to such entity. As of March 31, 2021, there were approximately 7,600 tablets held as collateral with a related party (see Note 5).

NOTE 12 OTHER INCOME

During the three months ended March 31, 2021 and 2020, the Company realized and collected approximately $15,965 and $-0-, essentially a foreign tax credit for increasing the value the software not yet sold, associated with its wholly owned subsidiary Alfi NI Ltd. This amount was recorded as other income in the consolidated statement of operations for the three months ended March 31, 2021 and 2020.

In addition to the VAT refund received, during the three months ended March 31, 2021 and 2020, respectively, the Company also realized and collected approximately $-0- and $9,152 in development credits associated with its wholly owned subsidiary Alfi NI Ltd to encourage software development in Northern Ireland. This amount was recorded as other income in the consolidated statement of operations for the three months ended March 31, 2021 and 2020, respectively.

NOTE 13 NOTE RECEIVABLE RELATED PARTY

During the twelve months ended December 31, 2020, the Company incurred a related party note receivable associated with its bridge loan (see Note 5) of $1,830,000.

During the three months ended March 31, 2021, the balance of the note receivable with related party was funded to the Company in full.

The balance of the related party note receivable at March 31, 2021 and December 31, 2020 was $-0- and $1,830,000, respectively.

NOTE 14 SUBSEQUENT EVENTS

Subsequent Events

The Company evaluates events that have occurred after the balance sheet date through June 10, 2021.

Initial public offering

On May 3, 2021, the Company’s registration statement on Form S-1(File No. 333-251959 ) was declared effective by the SEC. In connection with the IPO, the Company issued and sold 4,291,045 shares of common stock and warrants to purchase 4,291,045 shares of common stock (including 559,701 shares and warrants to purchase 559,701 shares issued pursuant to the exercise in full of the underwriters' overallotment option) at the combined public offering price of $4.15 for aggregate gross proceeds of approximately $17.8 million, before deducting underwriting discounts and commissions and other estimated offering expenses payable by the Company.

Bridge loan agreement

Subsequent to March 31, 2021, in April 2021, the Company entered into related party and non-related party promissory notes, associated with its bridge loans (see Note 5) for an additional aggregate amount of $500,000, with an 18% interest rate. In addition to paying the interest and principal, the Company issued 315,006 common stock shares to the bridge loan lenders. In May 2020, the bridge loan from related parties was repaid in full.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context requires otherwise, references to the “Company,” “Alfi,” “we,” “us” and “our” refer to Alfi, Inc., a Delaware corporation and its wholly-owned subsidiary, Alfi NI Ltd. Formed in formed in Belfast, Ireland on September 18, 2018. Unless otherwise noted, the share and per share information in this Quarterly Report on Form 10-Q reflect a forward stock split of the common stock privately held before the IPO at a percentage of 1.260023 effective on March 15, 2021.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements generally relate to future events or our future financial or operating performance and may include statements concerning, among other things, our business strategy (including anticipated trends and developments in, and management plans for, our business and the markets in which we operate), financial results, the impact of COVID-19 on our business, operations, and the markets and communities in which we, our clients, and partners operate, results of operations, revenues, operating expenses, and capital expenditures, sales and marketing initiatives and competition.

In some cases, you can identify forward-looking statements because they contain words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “suggests,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions.

These statements are not guaranteeing of future performance; they reflect our current views with respect to future events and are based on assumptions and are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from expectations or results projected or implied by forward-looking statements.

We discuss many of these risks in other filings we make from time to time with the Securities and Exchange Commission (the “SEC”). Also, these forward-looking statements represent our estimates and assumptions only as of the date of this Quarterly Report on Form 10-Q, which are inherently subject to change and involve risks and uncertainties. Unless required by federal securities laws, we assume no obligation to update any of these forward-looking statements, or to update the reasons actual results could differ materially from those anticipated, to reflect circumstances or events that occur after the statements are made. Given these uncertainties, investors should not place undue reliance on these forward-looking statements.

Investors should read this Quarterly Report on Form 10-Q and the documents that we reference in this report and have filed with the SEC, including our Registration Statement on Form S-1, as amended, (File No. 333-251959) filed with the SEC on January 8, 2021 with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

Overview

Alfi is a Delaware corporation, incorporated in July 2018 to solve some of the most significant problems facing the global digital advertising industry.

We provide solutions that bring transparency and accountability to the digital out of home, or “DOOH,” advertising marketplace. Alfi uses artificial intelligence and big data analytics to measure and predict human response. Our computer vision technology is powered by proprietary artificial intelligence, to determine the age, gender, ethnicity, geolocation and emotion of someone in front of an Alfi-enabled device, such as a tablet or kiosk. Alfi can then deliver in real-time, advertisements to that particular viewer based on the viewer’s demographic and psychographic profile. Alfi delivers the right content, to the right person at the right time in a responsible and ethical manner. By delivering advertisements a viewer wants, we deliver our advertising customers the viewers they want and the result is higher click through rates, or CTRs and higher CPM, cost per thousand, rates.

Alfi has created an enterprise grade, multimedia computer vision and machine learning platform, generating powerful advertising recommendations and insights. Multiple technologies work together in Alfi with viewer privacy and reporting objectives as our two goals. Alfi uses a facial fingerprinting process to make demographic determinations. As such, Alfi makes no attempt to identify the individual in front of the screen. Brand owners don’t need to know your name and invade your privacy to gain a deeper understanding of the consumers who view their content. By providing age, gender, ethnicity and geolocation information, brand owners have all of the data they need for meaningful interaction. The artificial intelligence and machine learning components of Alfi also gather retina tracking data, keyword recognition and voice intonation without compromising the privacy of the end-user. From an analytics perspective, these data points give meaningful reporting instead of arbitrary calculations of ad engagement.

Alfi solves the problem of providing real time, accurate and rich reporting on customer demographics, usage, interactivity and engagement while never storing any personal identifiable information. No viewer is ever required, or requested by us, to enter any information about themselves on any Alfi-enabled device. Alfi was designed to be fully compliant with all privacy regulations. Alfi is fully compliant with the General Data Protection Regulation, in Europe, California Consumer Privacy Act, and the Health Insurance Portability and Accountability Act.

Our initial focus is to place our Alfi-enabled devices in rideshares and airports. According to Harvard Business School study published in February 2018, Americans are estimated to have spent more than 37 billion hours waiting. Alfi has been beta testing Alfi-enabled devices in these locations to determine market receptivity to smart screens. From our testing, Alfi has been able to achieve CTRs, of between 6% and 9%, but believes it could achieve CTRs exceeding 15% as Alfi- enabled devices are deployed more widely. By comparison, according to Acquiso in 2018, the average CTR for a display banner ad was less than 1%.

We began generating revenue from our Alfi-enabled devices in the first quarter of 2021. Currently, we intend to charge customers solely based on a CPM, or ads delivered, model. As we continue to prove Alfi in the market, we expect to charge customers based on a combination of CPM and CTR, and that we will generate higher CPM rates than typical DOOH advertising platforms because we will only deliver ads to the customer’s desired demographic. In addition, we will provide the aggregated data to the brands, on a subscription basis, so they can make more informed advertising decisions.

Alfi will generate revenues in three different fashions. First, Alfi will sell advertising and content on its Alfi-enabled tablets and other devices such as kiosks. Second, Alfi will also license its technology to other companies as a Software-as-a-Service (SaaS) product. Third, Alfi will also sell the aggregated data reflecting viewer engagement it derives from users of an Alfi-enabled device to advertisers and content providers. Alfi has different customers for each of its revenue streams: (1) companies that buy content space, like CNN, NBC, etc., or companies that buy ad space like Coke, Ford, etc.; (2) companies that pay a per screen fee on a SaaS basis to operate Alfi software on their network, where they sell ads and content and on their own devices; and (3) companies that purchase viewer engagement data on a subscription basis.

With respect to Alfi-enabled tablets or devices placed into service by Alfi, Alfi will recognize revenue on a cost per thousand impression (CPM) basis for both the content and advertisements. Alfi will have a contract with both the advertiser and the content provider that will specify the amounts to be paid to Alfi for displaying the advertisement or content. The number of impressions the advertiser or content provider is willing to pay and the duration of each campaign is set by the advertiser or content provider. Content and advertisements are provided to Alfi by companies desiring to deliver content for viewer engagement. In general, Alfi does not pay for content, to the extent it does, the cost of acquiring content would be expensed as cost of sales. Alfi will recognize revenue under these contracts upon the validated delivery of impressions to the end user of the Alfi-enabled device.

With respect to SaaS licenses, Alfi expects to enter into license agreements with third parties that place their own devices for advertising together with the remote management access and data reporting that the Alfi platform provides. These licenses may be for a specified duration or on a renewable subscription basis. Alfi will charge these third parties on a monthly, per screen fee for use of the Alfi platform. Alfi will recognize the revenue from these licenses on a monthly basis in accordance with Topic 606.

Alfi believes that the aggregated data of viewer engagement will have significant value to advertisers and content providers. Alfi will sell such data to third parties on a subscription basis, and recognize revenue as the subscription payments are received depending on the nature of the contract. For subscriptions that are prepaid, revenue will be recognized as earned; with respect to subscriptions that are not prepaid, revenue will be recognized when the data is delivered to the subscriber.

Alfi has distributed and activated into operations over 1,000 devices tablets and kiosks at no cost to rideshare, mall, or airport owner(s). It is the viewers of the Alfi-enabled device, rather than the rideshare, mall or airport owner that the Alfi-enabled device engages with and to whom Alfi delivers advertising and content. It is projected that Alfi will begin selling advertising and content for those tablets placed into operation in the third quarter of 2021.

Alfi has not yet recognized revenue from any of its three potential distinct revenue sources. Irrespective of revenue generation on devices, when they are physically placed into service, devices are expensed in accordance with the Company’s Cost of Sales policy.

Recent Developments

Initial Public Offering

On May 3, 2021, the Company’s registration statement on Form S-1(File No. 333-251959 ) was declared effective by the SEC. In connection with the IPO, the Company issued and sold 4,291,045 shares of common stock and warrants to purchase 4,291,045 shares of common stock (including 559,701 shares and warrants to purchase 559,701 shares issued pursuant to the exercise in full of the underwriters' overallotment option) at the combined public offering price of $4.15 for aggregate gross proceeds of approximately $17.8 million, before deducting underwriting discounts and commissions and other estimated offering expenses payable by us.

Results of Operations

Revenues, net

Alfi expects to have three main revenue streams; rideshares via the Alfi Network, SaaS contracts with operating companies who maintain their own network and lease the Alfi platform, and annual data subscriptions of Alfi’s impressions gathered from the platform.

Cost of Sales

The cost of goods sold expenses consists costs associated with the operation of our technology platform, including compensation expenses related to our technology personnel (including salaries, commissions, bonuses, stock-based compensation and taxes), fees for independent contractors, computer hosting and technology-related subscription costs.

Operating Expenses

General and administrative expenses consist primarily of compensation expenses related to our executive, finance and administrative personnel (including salaries, commissions, bonuses, stock-based compensation and taxes), professional fees, selling and marketing fees, amortization & depreciation, legal, rent expense, general and administrative costs, and fees for vendors, independent contractors and bad debt expense.

Three Months Ended March 31, 2021 compared to three months ending March 31, 2020

	Unaudited	Unaudited
	Three months	Three months
	ended March	ended March
	31, 2021	31, 2020
Revenues, net	17,450	-

Cost of sales, net	104,506	-

Gross margin	(87,056)	-

Operating expenses
General and administrative	2,770,415	-
Depreciation and amortization	228,456	9,563
Total operating expenses	2,998,871	9,563

Other income (expense)
Other income	15,965	9,152
Interest expense	(106,913)	(16,392)
Total other income (expense)	(90,948)	(7,240)

Net income (loss) before provision for income taxes	(3,176,875)	(16,803)
Provision for income taxes	-	-
Net income (loss) after provision or income taxes	(3,176,875)	(16,803)

Earnings (loss) per share (EPS) - basic	(0.71)	(0.01)
Fully dilutive earnings (loss) per share (DEPS)	(0.71)	(0.01)

Weighted average common shares outstanding	4,480,037	3,150,000
Weighted average shares (fully diluted)	8,309,373	6,359,121

See accompanying notes to the consolidated financial statements

Revenues, net

For the three months ended March 31, 2021 net revenues increased by $17,450 or 100%, when compared to the three months ended March 31, 2020. The increase is due to Alfi’s first SaaS contract revenue generated from a retailer that is paying Alfi for the cost of the initial pilot for the company. We project that with the launch of the rideshare program in Orlando and Miami during the second quarter, Alfi will recognize ad revenue from that channel as well.

Cost of Sales

For the three months ended March 31, 2021, cost of goods sold expense of $104,506 represent a 100% increase when compared to the three months ended March 31, 2020. The increase is primarily due to material costs acquired for SaaS and rideshare roll-outs.

Operating Expenses

For the three months ended March 31, 2021 operating expenses increased from $9,563 to $2,998,871, an increase of $2,989,302 when compared to the three months ended March 31, 2020. The increase is primarily due to changes in amortization and depreciation, compensation expense, as independent contractors became full time employees effective March 1, 2021 and stock-based compensation incurred  in connection with the bridge loan agreements.

Other Expense

For the three months ended March 31,2021 other expense increased by ($83,708) to ($90,948) from ($7,240) for the three months ended March 31, 2020. The increase is primarily due to interest expense associated with related party financing.

Net Loss

For the three months ended March 31,2021 the net loss increased from ($16,802) to ($3,176,875), an increase of ($3,160,072) vs. the three months ended March 31, 2020. The increase is primarily due to stock-based compensation (a non-cash expense) and general increases in all other expense categories as Alfi prepared for the IPO and launch of its technology platforms.

Liquidity and Capital Resources

From the inception of Alfi in 2018 until our IPO, Alfi’s liquidity was provided by equity and related party debt financing. Post IPO, all outstanding debt, including the Senior Related Party Note and all Bridge Loan Agreements, totaling $5,808,808 was paid off from the IPO proceeds.

Alfi’s operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures. Our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully commercialize our products and services, competing technological and market developments, and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product and service offerings.

We believe that our current cash balances and our anticipated cash flows from operations will be sufficient to fund the operations for the next 12 months.

Off-Balance Sheet Arrangements

We did not have, during the period presented, and we do not currently have, any relationships with any organizations or financial partnerships, such as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Significant Accounting Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements as well as the reported expenses during the reporting periods.

The accounting estimates that require our most significant, difficult, and subjective judgments have an impact on revenue recognition, financial instruments and the determination of share-based compensation and the useful lives of long-lived assets. We evaluate our estimates and judgments on an ongoing basis. Actual results may differ materially from these estimates under different assumptions or conditions.

We believe that the assumptions and estimates associated with the evaluation of revenue recognition criteria, including the determination of revenue recognition as net versus gross in our revenue arrangements, useful lives of long-lived assets and stock-based compensation expense have the greatest potential impact on our condensed consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results could differ materially from these estimates.

Our significant accounting policies are more fully described in our condensed consolidated financial statements (Note 3) included elsewhere in this quarterly report.

Recently Issued Accounting Standards

Our analysis of recently issued accounting standards are more fully described in our condensed consolidated financial statements (Note 3) included elsewhere in this quarterly report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

 As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this item.

Item 4. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2021 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) are accumulated and communicated to management, specifically our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) that occurred during the fiscal quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sale of Equity Securities

In connection with bridge loans entered into on December 31, 2020, March 22, 2021 and April 1, 2021, for aggregate gross proceeds of $2.75 million, the lenders received, on a pro rata basis, 1,732,532 shares of common stock. This issuance was exempt from registration under Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder. See Note 5 to our consolidated financial statements.

Use of Proceeds from our IPO

On May 3, 2021, the SEC declared effective our registration statement on Form S-1(333-251959), as amended, filed in connection with our IPO. On May 6, 2021 we completed our IPO selling 3,731,344 shares of common stock and warrants to purchase 3,731,344 shares of common stock at a combined public offering price of $4.15 for aggregate gross proceeds of approximately $15.5 million, prior to deducting underwriting discounts, commissions, and other offering expenses and excluding any exercise of the underwriters’ option to purchase any additional securities. Subsequently, on May 10, 2021, we received an additional amount of $2.3M of gross proceeds, upon the closing of the underwriters’ exercise of its over-allotment option, bring the total IPO proceeds to $17.8M.

The underwriters of the offering were represented by Kingswood Capital Markets, a division of Benchmark Investments, Inc. There has been no material change in the use of proceeds from our IPO as described in the Prospectus filed with the SEC on May 5, 2021 pursuant to Rule 424(b)(4) under the Securities Act (the "Prospectus"), where we stated that we would use the proceeds to repay certain outstanding indebtedness, to acquire the balance of any of our Alfi-enabled tablets, and the remaining amounts for product launch, general corporate purposes, including working capital, business development, sales and marketing activities and capital expenditures.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit	Description

3.1	Restated Certificate of Incorporation of Alfi, Inc. dated January 31, 2020 (1)

3.2	Form of Amended and Restated Certificate of Incorporation (1)

3.3	Bylaws of Lectrefy, Inc.(1)

3.4	Form of Amended and Restated Bylaws (1)

4.1	Form of Common Stock Certificate (1)

4.2	Warrant Agency Agreement (including form of Series A Warrant) (1)

10.1	2018 Stock Incentive Plan (1)

10.2	Agreement and Plan of Merger dated July 11, 2018 (1)

10.3	Series Seed Stock Investment Agreement dated August 1, 2018 (1)

10.4	Amendment No. 1 to Series Seed Stock Investment Agreement dated October 31, 2019 (1)

10.5	Employment Agreement with Paul Pereira February 10, 2021 (1)

10.6	Employment Agreement with John Cook dated February 10, 2021 (1)

10.7	Employment Agreement with Charles Pereira dated February 10, 2021 (1)

10.8	Employment Agreement with Dennis McIntosh dated February 10, 2021 (1)

10.9	Promissory Note with Lee Aerospace, Inc. dated January 15, 2019 (1)

10.10	Security Agreement with Lee Aerospace, Inc. dated January 15, 2020 (1)

10.11	Bridge Loan Agreement dated December 30, 2020 (1)

10.12	Letter Agreement Related to Purchase of Lenovo Tablets dated March 19, 2020 (1)

10.13	Bridge Loan Agreement dated March 22, 2021 (1)

10.14	Bridge Loan Agreement dated April 1, 2021 (1)

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*       Filed herewith.

**       Furnished.

(1)	Previously filed as an exhibit to the Registration Statement on Form S-1, as amended, (SEC File No.: 333-251959) and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALFI, INC.

Date: June 10, 2021	/s/ Paul Pereira
	Name:	Paul Pereira
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: June 10, 2021	/s/ Dennis McIntosh
	Name:	Dennis McIntosh
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)