Form 10-Q
period 2021-06-30
Alfi, Inc.
filed 2021-08-16
CIK 1833908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number: 001-40294

Alfi, Inc.
(Exact name of registrant as specified in its charter)

Delaware	30-1107078
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

429 Lenox Avenue, Suite 547	33139
Miami Beach, Florida
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (305) 395-4520

Not applicable
(Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Date File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large, accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 16, 2021, there were 16,174,324 shares of the Company’s Common Stock, par value $0.0001 (the “Common Stock”) and 783,808 warrants outstanding.

ALFI, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Alfi Inc.

f/k/a Lectrefy, Inc.

Consolidated Balance Sheet

	Unaudited
	June 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	19,693,653	8,335
Accounts receivable, net	—	—
Note receivable (related parties)	—	1,830,000
Prepaid expenses and other	2,415,361	793
Total current assets	22,109,014	1,839,128

Property and equipment, net of accumulated depreciation of $92,441 and $46,081, respectively	150,519	117,474
Intangible assets, net of accumulated amortization of $879,439 and $440,321, respectively	3,945,070	4,384,188
Other assets (complimentary devices), net	1,039,625	1,104,000
Other assets, net	55,350	7,940
Total assets	27,299,578	7,452,730

Liabilities
Current liabilities
Accounts payable	982,230	516,705
Current portion of long-term debt (related parties)	—	5,558,808
Derivative liability	—	229,712
Accrued interest	—	116,600
Total current liabilities	982,230	6,421,825

Long-term debt, net (related parties)	—	—
Total liabilities	982,230	6,421,825

Stockholders' Equity
Series Seed preferred stock, $0.0001 par, -0- shares issued as of June 30, 2021, and December 31, 2020, respectively. 2,500,000 shares authorized	—	2,500,000
Common stock, $0.0001 par, 16,040,941 and 4,441,523 shares issued as of June 30, 2021, and December 31, 2020, respectively. 80,000,000 shares authorized	1,604	444
Additional paid-in capital	37,679,500	2,024,871
Accumulated surplus (deficit)	(11,363,756)	(3,494,410)
Total stockholders' equity	26,317,348	1,030,905

Total liabilities and stockholders' equity	27,299,578	7,452,730

See accompanying notes to the consolidated financial statements

Alfi, Inc.

f/k/a Lectrefy, Inc.

Condensed Consolidated Statement of Operations

	Unaudited	Unaudited	Unaudited	Unaudited
	Three months	Three months	Six months	Six months
	ended June 30,	ended June 30,	ended June 30,	ended June 30,
	2021	2020	2021	2020
Revenues, net	936	—	18,386	—

Cost of sales, net	161,377	—	265,883	—

Gross margin	(160,441)	—	(247,497)	—

Operating expenses
General and administrative	4,255,404	—	7,025,819	—
Depreciation and amortization	229,317	5,859	457,773	11,512
Total operating expenses	4,484,721	5,859	7,483,593	11,512

Other income (expense)
Other income	14,478	—	30,443	60,853
Interest expense	(61,787)	(17,913)	(168,700)	(35,416)
Total other income (expense)	(47,309)	(17,913)	(138,257)	25,437

Net income (loss) before provision for income taxes	(4,692,471)	(23,772)	(7,869,346)	13,925
Provision for income taxes			—	—
Net income (loss) after provision or income taxes	(4,692,471)	(23,772)	(7,869,346)	13,925
Earnings (loss) per share	(0.44)	(0.01)	(1.00)	0
Weighted average common shares outstanding	10,701,717	3,150,000	7,906,647	3,150,000

See accompanying notes to the condensed consolidated financial statements

Alfi, Inc.

f/k/a Lectrefy, Inc.

Consolidated Statement of Changes to Stockholders’ Equity

	Unaudited						Total
	Series Seed				Additional	Accumulated	Stockholders'
	Preferred Stock		Common Stock		Paid-In	Surplus	Equity
	Shares	Amount	Shares	Amount	Capital	(Deficit)	(Deficit)
Balance at December 31, 2019	2,500,000	2,500,000	3,150,000	315	—	64,549	$2,564,864
Net income (loss)	—	—	—	—	—	37,697	37,697
Balance at March 31, 2020	2,500,000	2,500,000	3,150,000	315	—	102,246	2,602,561
Net loss						(23,772)
Balance at June 30, 2020	2,500,000	2,500,000	3,150,000	315	—	78,474	2,602,561

Balance at December 31, 2020	2,500,000	2,500,000	4,441,523	444	2,024,871	(3,494,410)	1,030,905
Shares issued with debt			157,561	16	249,984		250,000
Net loss						(3,176,875)	(3,176,875)
Balance at March 31, 2021	2,500,000	2,500,000	4,599,084	460	2,274,855	(6,671,285)	(1,895,970)
Shares issued for cash	—	—	4,291,045	429	15,732,252	—	15,732,681
Exercise of warrants	—	—	3,385,746	338	15,472,521	—	15,472,859
Shares issued with debt			315,008	32	499,968	—	500,000
Shares issued for services			300,000	30	599,970	—	600,000
Options			—	—	600,249	—	600,249
Conversion of preferred stock to common	(2,500,000)	(2,500,000)	3,150,058	315	2,499,685	—	—
Net loss	—	—	—	—	—	(4,692,471)	(4,692,471)
Balance at June 30, 2021	$—	$—	$16,040,941	$1,604	$37,679,500	$(11,363,756)	$26,317,348

See accompanying notes to the consolidated financial statements

Alfi, Inc.

f/k/a Lectrefy, Inc.

Consolidated Statement of Cashflows

	Unaudited	Unaudited
	Six months	Six months
	ended June 30,	ended June 30,
	2021	2020
Operating activities
Net income (loss)	$(7,869,346)	$13,925
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	457,773	11,512
Stock based compensation	1,663,908	—
Changes in assets and liabilities:
Other assets (complimentary devices)	64,375	(1,256,500)
Accounts receivable	—	—
Prepaid expenses and other assets	(2,414,568)	2,315
Accounts payable	465,526	74,325
Accrued interest	(116,600)	35,413
Net cash used in operations	(7,748,932)	(1,119,010)

Investing activities
Acquisition of property, plant, and equipment, net	(51,701)	—
Acquisition of intangible assets, net	—	(1,418,583)
Net cash used in investing activities	(51,701)	(1,418,583)

Financing activities
Proceeds from issuance of preferred stock	—	—
Proceeds from issuance of common stock, net of deferred offering costs	30,949,003	—
Proceeds from issuance of warrants, net	42,910	—
Proceeds from related party note payable	2,580,000	2,539,745
Repayments of related party note payable	(6,085,962)	—
Net cash provided by financing activities	27,485,951	2,539,745

Net change in cash and cash equivalents	19,685,318	2,152
Cash and cash equivalents at the beginning of the period	8,335	38,890
Cash and cash equivalents at the end of the period	19,693,653	41,042

See accompanying notes to the consolidated financial statements

ALFI, INC.

f/k/a LECTREFY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021, AND DECEMBER 31, 2020

NOTE 1 BUSINESS DESCRIPTION BACKGROUND

Alfi, Inc. is a C-corporation formed in Delaware that operates in the technology sector; specifically, Software as a Service (SaaS) in the Digital Out Of Home (DOOH) Smart Advertising segment. This segment includes artificial intelligence, machine & deep learning, edge computing, Big Data, telecommunications, and the Internet of Things (IoT). Alfi, Inc. includes its wholly owned subsidiary Alfi, NI Ltd, the results of which are presented on a combined basis in the consolidated financial statements included in this Report. Alfi, NI Ltd is a registered business in Belfast, Ireland. Collectively, the combined consolidated entity is referred to as the “Company” throughout this Report.

The Company’s timeline of events relative to its current formation above began on April 4, 2018, when Lectrefy, Inc., a Florida corporation, was organized. On July 6, 2018, Lectrefy, Inc, a Delaware corporation was organized. On July 11, 2018, Lectrefy, Inc. of Florida was merged into a newly created entity Lectrefy, Inc. of Delaware. On July 25, 2018, Lectrefy Inc. of Delaware qualified to do business in Florida. On January 31, 2020, Lectrefy, Inc. of Delaware changed its name to Alfi, Inc.

On September 18, 2018, Lectrefy, NI Ltd was organized in Belfast, Ireland. On February 4, 2020, Lectrefy, NI Ltd.’s name was changed to Alfi NI Ltd. On February 13, 2020, Lectrefy Inc. Delaware registered it name change in the State of Florida to Alfi, Inc.

In 2019, the Company’s software product received initial certification compliance with GDPR government regulatory standards, the highest level of privacy compliance certification available in its jurisdiction. As of June 2020, the Company’s products were fully developed and are currently being deployed to customers.

The Company uses artificial intelligence and big data analytics to measure and predict human response. Its computer vision technology is powered by proprietary artificial intelligence, to determine the age, gender, ethnicity, geolocation, and emotion of someone in front of an Alfi-enabled device, such as a tablet or kiosk. Its software can then deliver in real-time, the advertisements to that viewer based on the viewer’s demographic and psychographic profile. It delivers the right content, to the right person at the right time in a responsible and ethical manner. By delivering advertisements a viewer wants, the Company provides its advertising customers the viewers they want, and the result is higher click through rates, or CTRs and higher CPM, cost per thousand, rates.

The Company has created an enterprise grade, multimedia state-of-the-art computer vision and machine learning platform, generating powerful advertising recommendations and insights. Multiple technologies work together in its software with viewer privacy and reporting objectives as the Company’s two goals. The software uses a facial fingerprinting process to make demographic determinations. As such, the Company makes no attempt to identify the individual in front of the screen. By providing age, gender, ethnicity and geolocation information, brand owners have all the data they need for meaningful interaction.

The Company solves the problem of providing real time, accurate and rich reporting on customer demographics, usage, interactivity, and engagement while never storing any personal identifiable information of its users. No viewer is ever required, or requested, to enter any information about themselves on any Alfi-enabled device. Alfi was designed to be fully compliant with all privacy regulations. Alfi is fully compliant with the GDPR, General Data Protection Regulation, in Europe, the CCPA, California Consumer Privacy Act, and HIPAA, the Health Insurance Portability and Accountability Act.

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

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Under Financial Accounting Standards Board (FASB) issued Accounting Standards Update (“ASU”) No. 2014-09 (Topic 606) “Revenue from Contracts with Customers”, revenue from contracts with customers is measured based on the consideration specified in the contract with the customer.

Alfi generates revenues from three sources. First, Alfi sells advertising and content on its Alfi-enabled tablets and other devices such as kiosks. Second, Alfi licenses its technology to other companies as a Software-as-a-Service (SaaS) product. Third, Alfi looks to sell the aggregated data reflecting viewer engagement it derives from users of an Alfi-enabled device to advertisers and content providers. Alfi has different customers for each of its revenue streams: (1) companies that buy content space, like CNN, NBC, etc., or companies that buy ad space like Coke, Ford, etc.; (2) companies that pay a per screen fee on a SaaS basis to operate Alfi software on their network, where they sell ads & content and on their own devices; and (3) companies that purchase viewer engagement data on a subscription basis.

With respect to Alfi-enabled tablets or devices placed into service by Alfi, Alfi recognizes revenue on a cost per thousand impressions (CPM), an ad placed, or share-of-voice basis depending on the advertiser’s or content provider’s request. Alfi has contracts with both the advertisers and content providers that specify the amounts to be paid to Alfi for displaying advertising or content. The number of impressions, frequency of ad placement or share of voice the advertiser or content provider is willing to pay and the duration of each campaign is set by the advertiser or content provider. Content and advertisements are provided to Alfi by companies desiring to deliver content for viewer engagement. In general, Alfi does not pay for content, to the extent it does, the cost of acquiring content is be expensed as cost of sales. Alfi will recognize revenue under these contracts upon the validated delivery of impressions to the end user of the Alfi-enabled device.

With respect to SaaS licenses, Alfi enters into license agreements with third parties that place their own devices for advertising together with the remote management access and data reporting that the Alfi platform provides. Additionally, Alfi may form a partnership where the revenues are shared with the licensee.  Licenses may be for a specified duration or on a renewable subscription basis. Alfi charges these third parties a monthly, per screen fee, or other partnership arrangement for use of the Alfi platform. Alfi recognizes the revenue from these licenses or partnership revenue share agreements monthly in accordance with Topic 606.

Alfi believes that the aggregated data of viewer engagement has significant value for advertisers and content providers. Alfi looks to sell such data to third parties on a subscription basis and recognize revenue as the subscription payments are received depending on the nature of the contract. For subscriptions that are prepaid, revenue is recognized as earned; with respect to subscriptions that are not prepaid, revenue is recognized when the data is delivered to the subscriber.

Alfi has distributed and activated into operations over 1,500 devices tablets and kiosks at no cost to rideshare, mall, or airport owner(s). It is the viewers of the Alfi-enabled device, rather than the rideshare, mall or airport owner that the Alfi-enabled device engages with and to whom Alfi delivers advertising and content. It is projected that Alfi will begin selling advertising and content for those tablets placed into operation in the third quarter of 2021.

Alfi has recognized revenue from its rideshare sources. This revenue source for rideshares began at the end of the second quarter.  Additionally, revenues from advertiser and content providers for rideshare and SaaS revenue share partnerships are projected for the third quarter of 2121. Irrespective of revenue generation on devices, when they are physically placed into service, devices are expensed in accordance with the Company’s Cost of Sales policy.

The contracts with a rideshare, mall or airport owners for placing a device in service does not trigger a payment from such party to Alfi. With respect to a kiosk in a mall or airport, Alfi may be paid a separate service fee to maintain the device, but Alfi does not anticipate that to be a material source of revenue. Alfi’s contract with a device host may provide that Alfi pays a revenue sharing amount, or fee, based on the revenue Alfi derives from that device. Alfi will expense that fee in Cost of Sales in accordance with its Cost of Sales policy. In general, a rideshare will not be required to return tablets distributed by Alfi at any time. Removing a tablet from the vehicle or returning it to Alfi would automatically cancel the opportunity for a rideshare to receive commissions. Thus, Alfi does not anticipate that a rideshare would seek to return a tablet. Kiosks, because of their high cost, may either be returned to Alfi or purchased by the facility owner at the end of the contract.

For the six months ended June 30, 2021, and 2020, the Company had earned and recorded $18,386 and $-0- revenue during each period, respectively. Net revenue consisted of one customer concentration for kiosks and ads placed by the call center customers, which represent 100% of sales for the six months ended June 30, 2021.

Accounts Receivable

The Company records accounts receivable at its net realizable value.  On June 30, 2021, and December 31, 2020, the Company had recorded net customer accounts receivable of $-0- and $-0-, respectively.  The Company makes periodic assessment of collectability of accounts receivable balances.

Consolidation

The consolidated financial statements include the accounts of Alfi, Inc. and its wholly owned subsidiary, Alfi NI Ltd. Collectively, these entities make up the consolidated financial statements during the periods presented in this Report. All significant intercompany balances and transactions are eliminated in consolidation.

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

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. On June 30, 2021, and December 31, 2020, the Company had $19,693,653 and $8,335 in cash and cash equivalents, respectively.

Concentration of Credit Risk

Generally, the Company’s cash balances, which are deposited in non-interest-bearing accounts may exceed FDIC insurance limits from time to time. The financial stability of these institutions is periodically reviewed by senior Management.

Complimentary Devices

The Company purchased approximately 9,600 Lenovo tablet hardware devices in 2020 (the “devices”), which are held for placement with rideshare and other businesses. In June of 2021, Alfi also order an additional 10,000 devices from Lenovo, which were received in July 2021. Alfi’s devices represent an incentive-based outreach program by which devices are provided complimentary to rideshare or other businesses that sign up for Alfi’s Software-as-a-Service (SaaS) product. As part of Alfi sales agreements with rideshare and other businesses, devices are provided as a complimentary product in exchange for monetization of the respective set of business consumer’s attention.

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

Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. Property plant and equipment are tested for asset impairment on no less than a quarterly basis by Management.

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

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to Management. The respective carrying value (net book value) of certain on-balance- sheet financial instruments approximated their fair values. These financial instruments include cash, accounts payable notes payable, fixed assets, and amortizable intangible assets. Fair values approximate carrying values for cash, accounts payable, notes payable, fixed assets, and amortizable intangible assets at June 30, 2021, and December 31, 2020, respectively.

Net Income (Loss) per Share of Common Stock

The Company computes basic net loss per share by dividing net income (loss) per share available to Common Stock holders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into Common Stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic and diluted income (loss) per share for the periods ended June 30, 2021, and December 31, 2020, excludes potentially dilutive securities when their inclusion would be anti- dilutive, or if their exercise prices were greater than the average market price of Common Stock during the period.

Potentially dilutive securities excluded from the computation of basic net income (loss) per share as of June 30, 2021, and 2020 are as follows:

	June 30,	June 30,
	2021	2020
Convertible Series (“Seed”) Preferred stock	0	3,150,058
Warrants	905,299	0
Employee stock options	1,032,432	448,888
Total potentially dilutive securities	1,937,731	3,598,946

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

During the periods ended June 30, 2021, and December 31, 2020, the Company did not record or issue convertible notes with beneficial conversion features and did not record debt discounts related to beneficial conversion features. During 2020 and 2019, the Company issued Convertible Series Seed Preferred stock which has option for stockholders to convert into Common Stock on a 1:1.260023 basis and is classified as stockholders’ equity on the balance sheet at June 30, 2021, and December 31, 2020, respectively. If converted into Common Stock by Series Seed stockholders, its fair value would approximate the existing carrying (book) value of the Series Seed Preferred stock as stated. Thus, no embedded derivatives were identified on the conversion option of Convertible Series Seed Preferred stock at June 30, 2021, or December 31, 2020, respectively. In May 2021, Convertible Series Seed Preferred Stock converted 2,500,000 shares into 3,150,058 shares of Common Stock. Convertible Series Seed Preferred Stock is still authorized for issuance under Alfi's charter and there were no outstanding shares on June 30,2021.

Common Stock Purchase Warrants and Other Derivative Financial Instruments

The Company accounts for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedging relationships and the types of relationships designated are based on the exposures hedged. On June 30, 2021, and December 31, 2020, the Company did not have any derivative instruments that were designated as hedges.

The Company adopted Accounting Standards Update (“ASU”) No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features.

Stock based compensation

The Company maintains a stock equity incentive plan under which it may grant non-qualified stock options, incentive stock options, stock appreciation rights, stock awards, performance and performance-based awards, or stock units to employees, non-employee directors and consultants.

Income Taxes

Deferred income tax assets and liabilities are determined based on the estimated future tax effects of net operating loss and credit carryforwards and temporary differences between the tax basis of assets and liabilities and their respective financial reporting amounts measured at the current enacted tax rates. The Company records an estimated valuation allowance on its deferred income tax assets if it is more likely than not that these deferred income tax assets will be realized. The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of June 30, 2021, and December 31, 2020, the Company has not recorded any unrecognized tax benefits. The Company’s policy is to classify assessments, if any, for tax-related interest as interest expense and penalties as general and administrative expenses in the statements of operations. The Company did not recognize any such penalties or interest during the periods presented under this Report.

Change in Accounting Estimate / Prior Period Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation, including a change in the estimated useful life of capitalized platform production costs (see Note 10). Management originally determined ten years as a reasonable useful life estimate for these assets and revised it to five years based on external market competition and other technological factors.  The Company made the change as part of its standard review of its accounting policies in connection with the audit for the year ended December 31, 2020. The Company has considered the change in estimated useful life a change in accounting estimate under GAAP and has accounted for it prospectively in the consolidated financial statements. Based on current conditions, the Company believes its revised estimated useful life allocation reasonable for these assets.

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

NOTE 3 FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The risk-free interest rate is the United States Treasury rate on the measurement date having a term equal to the remaining contractual life of the instrument. The volatility is a measure of the amount by which the comparable companies’ share price has fluctuated or is expected to fluctuate. Since the Common Stock has not been publicly traded, an average of the historical volatility of comparative companies was used.

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

Non-financial assets that are measured on a non-recurring basis include our intellectual property and property and equipment which are measured using fair value techniques whenever events or changes in circumstances indicate a condition of impairment exists. The estimated fair value of prepaid expenses, accounts payable and accrued expenses approximate their individual carrying amounts due to the short-term nature of these measurements.

The following tables present the derivative financial instruments, the Company’s only financial liabilities measured and recorded at fair value on the Company’s balance sheets on a recurring basis, and their level within the fair value hierarchy as of June 30, 2021, and December 31, 2020:

As of December 31, 2020	Amount	Level 1	Level 2	Level 3
Embedded conversion derivative liability on employee stock options	$229,712	$—	$—	$229,712
Total as of December 31, 2020	$229,712	$—	$—	$229,712

As of June 30, 2021
Embedded conversion derivative liability on employee stock options	$0	$—	$—	$0
Total as of June 30, 2021	$0	$—	$—	$0

NOTE 4 NOTES PAYABLE – RELATED PARTY

During 2019 and 2020, the Company entered a related party note payable transaction (the “Notes”) for cash advances associated with Alfi product development costs.

Unpaid principal on the Notes as of June 30, 2021, and December 31, 2020, were $-0- and $5,558,808, respectively.  These balances are summarized below:

Senior related party note

Advances under the senior related party note payable (“Senior Note”) totaled $-0-, $1,812,718 and $759,090 for periods ending June 30, 2021, December 31, 2020, and 2019, respectively, and are classified as a currently liability on the balance sheet. The Senior Note’s original maturity date was December 31, 2020. An extension to the maturity date was granted by lender to the earlier of June 30, 2021, or the occurrence of certain events, including the closing of the Company’s initial public offering.

The Senior Note bore a fixed annual interest rate of 5% per year. For the six months ended June 30, 2021, and 2020, the Company incurred interest expense associated with the Senior Note of $110,709 and $48,888 respectively. Accrued unpaid interest totaled $-0- and $116,600 on June 30, 2021, and December 31, 2020, respectively. On May 7, 2021, the Senior Note was repaid in full.

Additional advances by related parties

During the twelve months ended December 31, 2020, the Company received two related party cash advances totaling approximately $37,000. These related party advances carried no specified repayment term, interest rate, or security interest, and were payable only after holder of the Senior Note, referenced above, is repaid in full. In May 2021, this related party advance was repaid in full.  On June 30, 2021, the balance of this related party advance was $-0-.

During the twelve months ended December 31, 2020, the Company purchased approximately 9,600 tablet devices with cash from an unaffiliated third-party vendor. Of the 9,600 tablet devices, 7,600 tablets were purchased by a related party on behalf of the Company. Payment terms associated with the approximate 7,600 tablet devices purchased by related party on behalf of the Company requires a fixed repayment of $125 per device, due to related party by Alfi upon the closing of the Company’s initial public offering. There is no stated interest rate or additional repayment terms included therein this tablet purchase agreement. Collateral for the tablet device purchase agreement pledged by the Company to related party include the approximate 7,600 physical tablet hardware devices. In May 2021, the tablet device advance from related party was paid in full. Outstanding principal balance on advances for purchased tablet devices was $-0- and $950,000 on June 30, 2021, and December 31, 2020, respectively.

On December 30, 2020, the Company entered into a $2,000,000 bridge loan with related party investors. As of December 31, 2020, $170,000 had been funded on the bridge loan and $1,830,000 remained unfunded to the Company. The terms of the bridge loan with related party include repayment of principal on or before June 30, 2021, and an annual interest rate of 18%. In addition to repayment of principal and interest under the bridge loan, the Company issued to the investors 1,260,023 shares of Common Stock. The remaining

$1,830,000 was funded in full in January 2021. During the six months ended June 30, 2021, and 2020, the Company incurred interest expense on bridge loan of $118,800 and $-0-, respectively. In May 2021, this bridge funding was paid in full. Outstanding principal balance on bridge loan from related party investor on June 30, 2021, and December 31, 2020, was $-0- and $2,000,000, respectively.

During the six months ended June 30, 2021, the Company entered two bridge loans: $250,000 and $500,000, with related party investors. Terms of the bridge loans with related party included repayment of principal on or before June 30, 2021, and an annual interest rate of 18%. In addition to repayment of principal and interest under the bridge loan with related party, the Company issued investors 157,561 and 315,008 shares of Common Stock. In May 2021, the related party bridge loans were paid in full. Outstanding principal balance on bridge loan from related party investors on June 30, 2021, and December 31, 2020, was $-0- and -0- respectively.

NOTE 5 INCOME TAXES

The Company files Federal and state tax returns in as a C-corporation, to the Company’s knowledge, no returns are subject to examination by taxing authorities.

The Company has recorded no provision for income taxes or accrued a deferred tax asset (or liability) in the consolidated financial statements, on the basis that, although expected, the likelihood of the Company realizing any tax benefit (or liability) in the future cannot be calculated as of the date of this Report. As of the date of this Report, the Company follows all required local, state, and federal tax filings.

NOTE 6 COMMITMENTS AND CONTINGENCIES

Operating leases

During the three-month periods ended June 30, 2021, and 2020, the Company had office leases in Miami, FL, Denver, CO, and Belfast, Northern Ireland. Rent expense under those leases totaled approximately $198,000 and $50,000 during the three months ended June 30, 2021, and 2020, respectively.

Employee Equity (Stock) Incentive Plan

The Company has an employee equity stock incentive plan in which, at its sole discretion, it may award employees of the Company Common Stock or Common Stock options, as an incentive for performance (the “Plan”). Total shares of Common Stock reserved under the plan for employee grants is not to exceed 1,575,029 shares of Common Stock. During the six-month period ended June 30, 2021, and the twelve-month period end December 31, 2020, respectively, the Company granted 544,168 and 429,200 Common Stock options under the Plan.

On June 30, 2021, and December 31, 2020, total Common Stock options issued under the Plan were 1,032,432 and 488,264, respectively. Weighted average strike price per employee stock option is approximately $2.00 per share. Management recorded stock-based compensation expense associated with the issuance of employee stock options of $600,249 for the six months ended June 30, 2021.

As of the date of this Report, one employee exercised stock options and received 11,892 restricted common shares.

License Agreement

The Company has finalized two SaaS licensing agreements with customers for using its technology services in fiscal year 2021and expects revenue to be realized in the second half of the year. The Company currently has agreements with rideshare drivers for placement of its tablet devices in their vehicles (See Note 3).

Litigation, Claims, and Assessments

The Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such matters as of the date of this Report.

Related Parties

The Company entered into agreements with related parties during the six months and twelve months ended June 30, 2021, and December 31, 2020, respectively (see Note 4 and Note 12).

NOTE 7 STOCKHOLDERS’ EQUITY

As of December 31, 2020, there was not a viable market for Common Stock to determine its fair value; therefore, management estimated the fair value to be utilized in the determining the fair value of issued conversion options. In estimating the fair value, management considered the estimated fair value of assets received in exchange for equity instruments and placement agents’ assessments of the underlying common shares relating to our issuance of our senior convertible preferred stock. Considerable management judgment is necessary to estimate the fair value, accordingly, actual results could vary significantly from management’s estimates.

On June 30, 2021, the Company’s records reflect the May 2021 initial public offering on the Nasdaq Capital Market, creating liquidity and a visible fair market value for its stock, ticker symbol “ALF”.

In 2018, the Company created a class of Preferred Series Seed stock (“Preferred stock”). Par value for the Preferred stock is $0.0001 per share and 2,500,000 shares of Preferred stock were authorized. During 2018 and 2019, 2,500,000 shares of Preferred stock was issued to an investor in exchange for $2,500,000 cash consideration. Preferred stock shares convert to Common Stock at a ratio of 1:1.260023 at any time and from time to time in the sole discretion of the holder. Preferred stockholders have preferential liquidation rights in the event of the Company’s dissolution. Preferred stock shares bear no interest or dividend payments to its Holders. The Preferred stock has a buyout feature if not converted into Common Stock by investor. Preferred stock can be bought out by the Company if full return of principal is made to investor ($2,500,000), plus an additional 1x return of capital to investor ($2,500,000). In May 2021, 2,500,000 shares of preferred stock were converted into 3,150,058 shares of Common Stock at a conversion ratio of 1:1.260023. On June 30, 2021, and December 31, 2020, total preferred stock shares issued and outstanding were -0- and 2,500,000, respectively.  For the six months ended June 30, 2021, no preferred stock was issued by the company.

Dividends

Holders of Preferred stock are not entitled to any dividend payment but do have liquidation preference in the event of dissolution of the Company. Holders of Common Stock are not entitled to any dividend payments but would receive such payments in the event dividend payments were made to stockholders. There was no dividend payment made on any class of stock (common or preferred) for the six and twelve months ended June 30, 2021, and December 31, 2020, respectively.

Common Stock

The Company is authorized to issue 80,000,000 shares of Common Stock, par value $0.0001. In 2018, 3,150,000 shares of Common Stock were issued to the three management members who are Founders, at par.

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

During the twelve months ended December 31, 2020, the Company issued 1,260,023 shares of Common Stock to a related party investor in exchange for bridge loan funding necessary to procure ongoing business operations. Management valued this issuance of common shares as stock-based compensation expense during the twelve months ended December 31, 2020, for approximately $2,000,000.

During the six months ended June 30, 2021, the Company arranged two bridge loans with related party investors. The Company issued 157,561 and 315,008 shares of Common Stock, respectively, in exchange for bridge loan funding necessary to procure ongoing business operations. Management valued these issuances of common shares as stock-based compensation expense during the six months ended June 30, 2021, for approximately $750,000.

During the six months ended June 30, 2021, the Company also issued 300,000 shares of Common Stock in exchange for consulting services. Management valued this issuance of common shares as stock-based compensation expense during the six months ended June 30, 2021, for approximately $600,000.

Employee Equity (Stock) Incentive Plan

The Company has an employee equity stock incentive plan in which, at its sole discretion, it may award employees of the Company Common Stock or Common Stock options, as an incentive for performance. See Note 6.

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

Initial public offering

On May 3, 2021, the Company’s registration statement on Form S-1 (File No. 333-251959) was declared effective by the SEC. In connection with the IPO, the Company issued and sold 4,291,045 shares of Common Stock and warrants to purchase 4,291,045 shares of Common Stock (including 559,701 shares and warrants to purchase 559,701 shares issued pursuant to the exercise in full of the underwriters' overallotment option) at the combined public offering price of $4.15 per share for aggregate gross proceeds of approximately $17.8 million less offering cost of $2.1million providing net proceeds of $15.7 million.

Warrants Exercised

As of June 30, 2021, warrant holders have exercised 3,385,746 warrants providing Alfi with $15,472,859 in additional working capital. As of August 13, 2021, warrant holders have exercised a total of 3,507,237 warrants providing a total of $16,028,073 in additional funding.  As of August 13, 2021, there were 783,808 warrants outstanding.

NOTE 8 PROPERTY AND EQUIPMENT

Property and equipment balances, net of accumulated depreciation, on June 30, 2021, and December 31, 2020, were $150,519 and $117,474, respectively, and consist of equipment purchases the Company made for IT server and other depreciable computer hardware assets. These assets were assigned a 5-year average useful life.

The Company incurred depreciation expense of $18,656 and $23,915 for the six and twelve months ended June 30, 2021, and December 31, 2020, respectively.

A summary of property plant and equipment balances as of June 30, 2021, and December 31, 2020, is as follows:

Property and equipment balance on December 31, 2019, net of accumulated depreciation	$107,744
Additions	33,645
Depreciation expense	(23,915)
Property and equipment balance on December 31, 2020, net of accumulated depreciation	$117,474
Additions	51,701
Depreciation expense	(18,656)
Property and equipment balance on June 30, 2021, net of accumulated depreciation	$150,519

Accumulated depreciation recorded as of June 30, 2021, and December 31, 2020, totaled $92,441 and $46,081, respectively. The Company incurred no fixed asset dispositions or identified asset impairments during the periods ended June 30, 2021, and December 31, 2020, respectively.

NOTE 9 INTANGIBLE ASSETS – INTELLECTUAL PROPERTY

Intellectual Property – Patent and Production Costs

The Company’s intellectual property includes patent and platform production costs associated with creation of its technology (see Note 1). Included in capitalized patent costs are the legal and logistics expenses directly associated with patent development, acquisition, and filing. Included in capitalized platform production costs are the direct labor, design, testing, acquisition, and allocation for administrative overhead associated with software development. Upon being placed into service in July 2020 for beta testing, capitalized patent and platform production costs and their anticipated useful lives are summarized as follows:

	Capitalized	Useful
	Cost	Life
Patent Acquisition Costs	$650,000	15 years
Production Costs	$4,174,509	5 years
Total Intangible Assets (IP), gross	$4,824,509

The Company assigned a 15-year estimated useful life for patent acquisition costs, and a 5-year estimated useful life for technology platform production costs. The Company has been awarded a patent and has patents pending with the United States Patent Trademark Office (USPTO). Patents have a legal lifespan of 20 years. Between 2018 and 2020, the Company incurred production costs associated with its technology platform.

Management’s determination of useful life estimate for patent acquisition costs is reasonable given the statutory periods for patents of 20 years. Management selected a 5-year useful life for production costs as a conservative expectation of the length of time the Company expects its technology product set to produce future cash flows considering that there are no software or version upgrades. However, with new upgrades to the Alfi platform we believe that the useful life will be extended out further. (See Note 2, Change in Accounting Estimate / Prior Period Reclassifications).

A summary of intangible asset, net of accumulated amortization, balances as of June 30, 2021, and December 31, 2020, are as follows:

Intangible asset balance on December 31, 2019, net of accumulated amortization	$3,198,051
Additions	1,626,458
Amortization expense	(440,321)
Intangible asset balance on December 31, 2020, net of accumulated amortization	$4,384,188
Additions	0
Amortization expense	(439,118)
Intangible asset balance on June 30, 2021, net of accumulated amortization	$3,945,070

When Alfi acquires devices, they are not ready for technical deployment. They must first go through an activation process, which includes deleting existing software from the device and installation of the Alfi platform, before being placed into service. Upon activating the first tablet device in July 2020, the Company placed its platform into service and began accruing amortization. Up until this point, Alfi was still incurring platform production costs.

Future amortization of intangible assets as of June 30, 2021, is as follows:

Year 1	$439,117
Year 2	$878,235
Year 3	$878,235
Year 4	$878,235
Year 5	$459,641
Thereafter	$411,607
Total	$3,945,070

The Company recorded intangible assets, net of accumulated amortization, of $3,945,070 and $4,384,188, respectively, as of June 30, 2021, and December 31, 2020.

Amortization expense for the three months ended June 30, 2021, and 2020 were $439,118 and -$0-, respectively.

Accumulated amortization for periods ended June 30, 2021, and December 31, 2020, were $879,439 and $440,321, respectively. No asset impairment expense or intangible asset dispositions were incurred during fiscal year either period presented under this Report.

Intangible assets, net of accumulated amortization totaled $3,945,070 and $4,384,188 as of June 30, 2021, and December 31, 2020, respectively.

NOTE 10 OTHER ASSETS (COMPLIMENTARY DEVICES)

Tablets

The Company purchased approximately 9,600 Lenovo tablet hardware devices in 2020 (the “devices”), which are held for placement with rideshare and other businesses. As part of Alfi’s agreements with rideshares, malls and airport owners, devices are provided as a complimentary product. Alfi may pay a revenue share or commission to such third party for the placement of the Alfi-enabled device. See Note 2 for a discussion of revenue recognition from such placement.

The Company records these assets at the lower of cost or fair market value. Devices are accounted for as Other Assets (Complimentary Devices) on the consolidated balance sheet until they are provided to a rideshare or other businesses for use. Upon being placed into service, the Company expenses these assets to Cost of Sales.

On June 30, 2021, and December 31, 2020, the Company had approximately 8,100 and 8,600 devices on-hand at the end of both periods, respectively. During the three and twelve months ended June 30, 2021, and December 31, 2020, the Company placed approximately -0- and 1,500 devices into service with rideshare or other businesses, respectively.

As of June 30, 2021, and December 31, 2020, Other assets (Complimentary Devices) totaled $1,039,625 and $1,104,000, respectively, at the end of each period. As of June 30, 2021, and December 31, 2020, the cost of the tablets on-hand approximated their fair market value. The Company recorded cost of sales associated with Other assets (Complimentary Devices) of approximately $64,375 and -$0- for the six months ended June 30, 2021, and 2020, respectively. Additionally, during June 2021, the Company ordered 10,000 additional tablets from Lenovo and recognize that commitment of $2,240,000 as a prepaid expense at June 30, 2021.

A summary of Other assets (complimentary devices) balances as of June 30, 2021, and December 31, 2020, are as follows:

Other assets (complimentary devices) balance on December 31, 2019, net	$0
Purchase of Other assets (complimentary devices)	1,256,500
Other assets (complimentary devices) expensed to cost of sales	(152,500)
Other assets (complimentary devices) balance on December 31, 2020, net	$1,104,000
Other assets (complimentary devices) expensed to cost of sales	(64,375)
Other assets (complimentary devices) balance on June 30, 2021, net	$1,039,625

When tablets are placed into service with a rideshare or other business, legal ownership transfers to such entity.

NOTE 11 OTHER INCOME

During the three months ended June 30, 2021, and 2020, the Company realized and collected approximately $18,775 and $-0-as a foreign tax credit for increasing the value the software not yet sold, associated with its wholly owned subsidiary Alfi NI Ltd. This amount was recorded as other income in the consolidated statement of operations for the three months ended June 30, 2021, and 2020.  The Company’s subsidiary will also receive a development credit in the third quarter of 2021, timing and amount dependent on statutory allowances.

NOTE 12 NOTE RECEIVABLE RELATED PARTY

During the twelve months ended December 31, 2020, the Company incurred a related party note receivable associated with its bridge loan (see Note 5) of $1,830,000. During the six months ended June 30, 2021, the balance of the note receivable with related party was funded to the Company in full. The balance of the related party note receivable on June 30, 2021, and December 31, 2020, was -$0- and $1,830,000, respectively.

NOTE 13 PREPAID EXPENSES AND OTHER

The balance of prepaid expenses on June 30, 2021, and December 31, 2020, was $2,415,361 and $793 respectively. During June 2021, the Company prepaid $2,240,000 for 10,000 Lenovo devices (tablets). The devices were received in July 2021 and are held in a warehouse. In addition to the devices, the Company has $175,361 in retainers and deposits.

NOTE 14 SUBSEQUENT EVENTS

Outstanding Warrants and Warrant Exercises

From July, 2021 to August 13, 2021, warrant holders exercised 121,491 warrants providing Alfi with $555,214 in additional working capital. As of August 13, 2021, there were 783,808 warrants outstanding and warrant holders have exercised a total of 3,507,237 warrants providing a total of $16,028,073 in additional working capital.

Share Buy-Back

On June 23, 2021, Alfi announced a $2.0M buy-back of its stock.  The buy-back was completed on July 9, 2021, with Alfi acquiring 137,650 shares that are recorded as treasury stock by Alfi.

Office Condo

The Company signed a contract to acquire additional office space for $1,100,000 in Miami Beach, FL on July 12, 2021. The purchase is expected to close late August.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context requires otherwise, references to the “Company,” “Alfi,” “we,” “us” and “our” refer to Alfi, Inc., a Delaware corporation and its wholly owned subsidiary, Alfi NI Ltd. formed in Belfast, Northern Ireland on September 18, 2018. Unless otherwise noted, the share and per share information in this Quarterly Report on Form 10-Q reflect a forward stock split of the Common Stock privately held before the IPO at a percentage of 1.260023 effective on March 15, 2021.

Cautionary Note Regarding Forward-Looking Statements

Investors should read this Quarterly Report on Form 10-Q and the documents that we reference in this report and have filed with the SEC, including our Registration Statement on Form S-1, as amended, (File No. 333-251959) filed with the SEC, with the understanding that our actual future results may be materially different from what we expect. We qualify all our forward-looking statements by these cautionary statements.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements generally relate to future events or our future financial or operating performance and may include statements concerning, among other things, our business strategy (including anticipated trends and developments in, and management plans for, our business and the markets in which we operate), financial results, the impact of COVID-19 on our business, operations, and the markets and communities in which we, our clients, and partners operate, results of operations, revenues, operating expenses, and capital expenditures, sales and marketing initiatives and competition.

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

Overview

Alfi is a Delaware corporation, incorporated in July 2018, to solve some of the most significant problems facing the global digital advertising industry.

We provide solutions that bring transparency and accountability to the digital out of home, or “DOOH,” advertising marketplace. Alfi uses artificial intelligence and big data analytics to measure and predict human response. Our computer vision technology is powered by proprietary artificial intelligence, to determine the age, gender, ethnicity, geolocation, and emotion of someone in front of an Alfi-enabled device, such as a tablet or kiosk. Alfi can then deliver in real-time, advertisements to that particular viewer based on the viewer’s demographic and psychographic profile. Alfi delivers the right content, to the right person at the right time in a responsible and ethical manner. By delivering advertisements a viewer wants, we deliver our advertising customers the viewers they want, and the result is higher click through rates, or CTRs and higher CPM, cost per thousand, rates.

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

Our focus continues to place our Alfi-enabled devices in rideshares and airports. According to Harvard Business School study published in February 2018, Americans are estimated to have spent more than 37 billion hours waiting in rideshares. Alfi has been beta testing Alfi-enabled devices in these locations to determine market receptivity to smart screens. From our testing, Alfi has been able to achieve CTRs, of between 6% and 9%, but believes it could achieve CTRs exceeding 15% as Alfi- enabled devices are deployed more widely. By comparison, according to Acquiso in 2018, the average CTR for a display banner ad was less than 1%.

We began generating revenue from our Alfi-enabled devices (kiosks) in the first quarter of 2021 and are in the process of rolling out our rideshare tablets. Based on current customer requests, we now charge customers in one of the following ways: CPM, ads placed, or share-of-voice.  As we continue to expand Alfi in the market, we expect to charge customers based on a combination of CPM, share-of-voice, and CTR, and that we will generate higher CPM rates than typical DOOH advertising platforms because we will only deliver ads to the customer’s desired demographic. In addition, we will provide the aggregated data to the brands, on a subscription basis, so they can make more informed advertising decisions.

Alfi generates revenues in three different fashions. First, Alfi sells advertising and content on its Alfi-enabled tablets and other devices such as kiosks. Second, Alfi licenses its technology to other companies as a Software-as-a-Service (SaaS) product. Third, Alfi sells the aggregated data reflecting viewer engagement it derives from users of an Alfi-enabled device to advertisers and content providers. Alfi has different customers for each of its revenue streams: (1) companies that buy content space, like CNN, NBC, etc., or companies that buy ad space like Coke, Ford, etc.; (2) companies that pay a per screen fee on a SaaS basis to operate Alfi software on their network, where they sell ads and content and on their own devices; and (3) companies that purchase viewer engagement data on a subscription basis.

With respect to Alfi-enabled tablets placed in rideshares or devices placed into service by Alfi, Alfi will recognize revenue on a cost per thousand impression (CPM) basis or a related basis based on a customer’s request – ad placed, CPM or share-of-voice, for both the content and advertisements. Alfi has contracts (insertion orders) for both the advertiser and the content provider that specify the amounts to be paid to Alfi for displaying the advertisement or content. The number of impressions, share-of-voice or ad placed by the advertiser or content provider is willing to pay and the duration of each campaign is set by the advertiser or content provider on the insertion order. Content and advertisements are provided to Alfi by companies desiring to deliver content for viewer engagement. Additionally, Alif is in the process of engaging programmatic ad providers to operate in its tablets and kiosks. In general, Alfi does not pay for content, to the extent it does, the cost of acquiring content is expensed as cost of sales. Alfi recognizes revenue under these contracts upon the validated delivery of impressions, share-of-voice purchased, or ads placed / viewed on the Alfi-enabled devices.

With respect to SaaS licenses, Alfi has enter into two signed license agreements with third parties; both agreements use Alfi placed devices on customer’s property and share in advertising revenues.   The customer and Alfi work together for advertising revenue generation and the devices have remote management access and data reporting that the Alfi platform provides. Alfi expects that revenue from these two contracts will begin in the fourth quarter of 2021. Alfi will recognize the revenue from these contracts monthly, in accordance with Topic 606.

Alfi believes that the aggregated data of viewer engagement has significant value for advertisers and content providers. Alfi plans to offer such data to third parties on a subscription basis and recognize revenue as the subscription payments are received depending on the nature of the contract, beginning in the first quarter of 2022. For subscriptions that are prepaid, revenue will be recognized as earned; with respect to subscriptions that are not prepaid, revenue will be recognized when the data is delivered to the subscriber.

As of June 30, 2021 Alfi has distributed and is in the process of activating 1,500 devices tablets and kiosks at no cost to rideshare, mall, or airport owner(s). Alfi has 8,100 devices on hand and placed an order for an additional 10,000 devices bringing the total devices used in rideshares to 19,600.  It is the viewers of the Alfi-enabled device, rather than the rideshare driver, mall or airport owner that the Alfi-enabled device engages with and to whom Alfi delivers advertising and content. It is projected that Alfi will begin selling advertising and content for those tablets placed into operation in the third quarter of 2021.

Alfi has not yet recognized revenue from any of its three potential revenue sources. Irrespective of revenue generation on devices, when they are physically placed into service, devices are expensed in accordance with the Company’s Cost of Sales policy.

Recent Developments

Initial Public Offering

On May 3, 2021, the Company’s registration statement on Form S-1(File No. 333-251959) was declared effective by the SEC. In connection with the IPO, the Company issued and sold 4,291,045 shares of Common Stock and warrants to purchase 4,291,045 shares of Common Stock (including 559,701 shares and warrants to purchase 559,701 shares issued pursuant to the exercise in full of the underwriters' overallotment option) at the combined public offering price of $4.15 for aggregate gross proceeds of approximately $17.8 million, before deducting underwriting discounts and commissions and other estimated offering expenses payable by Alfi.

Warrants Exercised

As of June 30, 2021, warrant holders have exercised 3,385,746 warrants providing Alfi with $15,472,859 in additional funding. As of August 13, 2021, warrant holders have exercised a total of 3,507,237 warrants providing a total of $16,028,073 in additional funding.  As of August 13, 2021, there were 783,808 warrants outstanding.

Share Buy-Back

On June 23, 2021, Alfi announced a $2.0M buy-back of its stock.  The buy-back was completed on July 9, 2021, with Alfi acquiring 137,650 shares that are recorded as treasury stock.

Office Condo

The Company signed a contract to acquire additional office space for $1,100,000 in Miami Beach, FL on July 12, 2021. The purchase is expected to close late August.

Results of Operations

Revenues, net

In general, Alfi has three main revenue streams; rideshares via the Alfi Network, SaaS contracts with operating companies who maintain their own network and lease the Alfi platform, and annual data subscriptions of Alfi’s impressions gathered from the platform. Net revenue represents gross revenue less any commissions or related expenses required based on the contract with a customer.

Cost of Sales

The cost of goods sold expenses consists of costs associated with the operation of our technology platform, including compensation expenses related to our technology personnel (including salaries, commissions, bonuses, stock-based compensation and taxes), fees for independent contractors, computer hosting and technology-related subscription costs.

Operating Expenses

General and administrative expenses consist primarily of compensation expenses related to our executive, finance, and administrative personnel (including salaries, commissions, bonuses, stock-based compensation, and taxes), professional fees, selling and marketing fees, amortization & depreciation, legal, rent expense, general and administrative costs, and fees for vendors, independent contractors and bad debt expense.

Three Months Ended June 30, 2021, compared to three months ending June 30, 2020

	Unaudited	Unaudited
	Three months	Three months
	ended June 30,	ended June 30,
	2021	2020
Revenues, net	936	—

Cost of sales, net	161,377	—

Gross margin	(160,441)	—

Operating expenses
General and adminstrative	4,255,404	—
Depreciation and amortization	229,317	5,859
Total operating expenses	4,484,721	5,859

Other income (expense)
Other income	14,478	—

Interest expense	(61,787)	(17,913)

Total other income (expense)	(47,309)	(17,913)

Net income (loss)	(4,692,471)	(23,772)

Earnings (loss) per share (EPS) - basic	(0.44)	(0.01)

Weighted average common shares outstanding	10,701,717	3,150,000

Revenues, net

For the three months ended June 30, 2021, net revenues were $936, compared to -0- revenues realized for the three months ending June 30, 2020.

Alfi began its rideshared program roll-out in the second quarter in Miami, Florida. As of June 30, 2021, the Company has installed 500 tablets as it begins its roll-out implementation plan across fourteen major metro areas in the United States.

Cost of Sales

For the three months ended June 30, 2021, cost of goods sold expense of $161,377 represent a 100% increase when compared to the three months ended June 30, 2020. The increase is primarily due to material and labor costs for SaaS contracts and the rideshare rollouts.

Operating Expenses

For the three months ended June 30, 2021, operating expenses increased to $4,484,721 from $5,859 an increase of $4,478,862 when compared to the three months ended June 30, 2020.  The increases are primarily due to staffing and general business launch expenses post-IPO and changes in amortization and depreciation. Alfi continues to staff up with full time employees to support the company’s launch and stock-based compensation incurred as a component of the bridge loan agreements.

Other Expense

For the three months ended June 30,2021, other expense increased to ($47,309) from ($17,913) an increase of ($29,396) for the three months ended June 30, 2020. The increase is primarily due to interest expense associated with related party financing.

Net Loss

For the three months ended June 30, 2021, the net loss increased to ($4,692,471) from ($23,772), an increase of ($4,668,699) vs. the three months ended June 30, 2020. The increase is primarily due to stock-based compensation (a non-cash expense) and general increases in all other expense categories as Alfi expanded its staff, prepared for its IPO, and launched its technology platform.

Liquidity and Capital Resources

From the inception of Alfi in 2018 until our IPO, Alfi’s liquidity was provided by equity and related party debt financing. Post IPO, all outstanding debt, including the Senior Related Party Note and all Bridge Loan Agreements, totaling $5,808,808 were paid off utilizing a portion of the IPO proceeds. The IPO proceeds and proceeds from the exercise of  warrants through June 30, 2021 totaled approximately $24.9 million. The Company is using these funds to acquire staff, tablet, and kiosk devises, make marketing investments, effect a stock buyback and fund general operating costs.

Alfi’s operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures. Our future capital requirements and adequacy of available funds will depend on many factors, including our ability to successfully commercialize our products and services, competing technological and market developments, enter collaborations with other companies, or acquire other companies or technologies to enhance and/or complement our product and service offerings. We believe that our current cash balances and our anticipated cash flows from operations will be sufficient to fund the Company for the next twelve months.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, as defined Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this item.

Item 4. Controls and Procedures

(a)	Evaluation and Disclosure Controls and Procedures

Management, specifically our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2021 (the “Evaluation Date”). Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) are accumulated and communicated to management, specifically our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) that occurred during the fiscal quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sale of Equity Securities

In connection with bridge loans entered into on December 31, 2020, March 22, 2021, and April 1, 2021, for aggregate gross proceeds of $2.75 million, the lenders who are all accredited investors, received on a pro rata basis, 1,732,532 shares of Common Stock. This issuance was exempt from registration under Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder. See Note 7 to our consolidated financial statements.

Use of Proceeds from our IPO & Over Allotment

On May 3, 2021, the SEC declared effective our registration statement on Form S-1 (333-251959), as amended, filed in connection with our IPO. On May 6, 2021, we completed our IPO selling 3,731,344 shares of Common Stock and warrants to purchase 3,731,344 shares of Common Stock at a combined public offering price of $4.15 per share for aggregate gross proceeds of approximately $15.5 million, prior to deducting underwriting discounts, commissions, and other offering expenses and excluding any exercise of the underwriters’ option to purchase any additional securities. The underwriters of the offering were represented by Kingswood Capital Markets, division of Benchmark Investments, Inc.

On May 10, 2021, Kingswood Capital Markets exercised the over-allotment, it was granted in connection with the initial public offering for an aggregate of 559,701 shares of the Company’s Common Stock yielding proceeds to the Company of approximately $2.3 million, prior to deducting underwriting discounts, commissions, and other offering expenses.

Except for the use of proceeds to repurchase shares as described below, there has been no material change in the use of proceeds from our IPO as described in the Prospectus filed with the SEC on May 5, 2021 pursuant to Rule 424(b)(4) under the Securities Act (the "Prospectus"), where we stated that we would use the proceeds to repay certain outstanding indebtedness, to acquire the balance of any of our Alfi-enabled tablets, and the remaining amounts for product launch, general corporate purposes, including working capital, business development, sales and marketing activities and capital expenditures.

Share Buy-back Program

On June 23, 2021, Alfi announced a $2.0M buy-back of its Common Stock. The buy-back was completed on July 9, 2021, with Alfi acquiring 137,650 shares, at an average price of $14.5296 per share, and recorded as treasury stock by Alfi.

Issuer Purchases of  Equity Securities

			(c)	(d)
			Total Number	Maximum Number
			of Shares (or	(or Approximate
			Units)	Dollar Value) of
		(b)	Purchased as	Shares (or Units)
		Average	Part of Publicly	that May Yet Be
	(a) Total Number of	Price Paid	Announced	Purchased Under
	Shares (or units)	per Share	Plans or	the Plans or
Period	Purchased	(or Unit)	Programs	Programs
Month #1 (April 1-30, 2021)
Month # 2 (May 1-31, 2021)
Month #3 (June 1-30, 2021)				$2,000,000
Total	—	$—	—	$2,000,000

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit	Description

3.1	Restated Certificate of Incorporation of Alfi, Inc. dated January 31, 2020 (1)

3.2	Form of Amended and Restated Certificate of Incorporation (1)

3.3	Bylaws of Lectrefy, Inc.(1)

3.4	Form of Amended and Restated Bylaws (1)

4.1	Form of Common Stock Certificate (1)

4.2	Warrant Agency Agreement (including form of Series A Warrant) (1)

10.1	2018 Stock Incentive Plan (1)

10.2	Agreement and Plan of Merger dated July 11, 2018 (1)

10.3	Series Seed Stock Investment Agreement dated August 1, 2018 (1)

10.4	Amendment No. 1 to Series Seed Stock Investment Agreement dated October 31, 2019 (1)

10.5	Employment Agreement with Paul Pereira February 10, 2021 (1)

10.6	Employment Agreement with John Cook dated February 10, 2021 (1)

10.7	Employment Agreement with Charles Pereira dated February 10, 2021 (1)

10.8	Employment Agreement with Dennis McIntosh dated February 10, 2021 (1)

10.9	Promissory Note with Lee Aerospace, Inc. dated January 15, 2019 (1)

10.10	Security Agreement with Lee Aerospace, Inc. dated January 15, 2020 (1)

10.11	Bridge Loan Agreement dated December 30, 2020 (1)

10.12	Letter Agreement Related to Purchase of Lenovo Tablets dated March 19, 2020 (1)

10.13	Bridge Loan Agreement dated March 22, 2021 (1)

10.14	Bridge Loan Agreement dated April 1, 2021 (1)

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

*       Filed herewith.

**       Furnished.

(1)	Previously filed as an exhibit to the Registration Statement on Form S-1, as amended, (SEC File No.: 333-251959) and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALFI, INC.

Date: August 16, 2021	/s/ Paul Pereira
	Name:	Paul Pereira
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 16, 2021	/s/ Dennis McIntosh
	Name:	Dennis McIntosh
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)