Form 10-Q/A
period 2021-03-31
Alfi, Inc.
filed 2022-05-16
CIK 1833908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number: 001-40294

Alfi, Inc.
(Exact name of registrant as specified in its charter)

Delaware	30-1107078
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

429 Lenox Avenue	33139
Miami Beach, Florida
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Date File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 10, 2021, there were 12,664,627 shares of the Company’s common stock, par value $0.0001 outstanding.

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q/A amends the Quarterly Report on Form 10-Q of Alfi, Inc. as of and for the quarter ended March 31, 2021, as filed with the Securities and Exchange Commission (“SEC”) on June 10, 2021 (the “Original Filing”).

On March 11, 2022, the Audit Committee (the “Audit Committee”) of the Board of Directors (the “Board”) of Alfi, Inc. (the “Company”) and the Company’s management concluded that the Company’s previously issued audited financial statements for the years ended December 31, 2019 and 2020, included in the Company’s Registration Statement on Form S-1 (File No. 333-251959), and the Company’s previously issued interim financial statements included in the Company’s Quarterly Reports on Forms 10-Q for the quarters ended March 31, 2021 and June 30, 2021 (collectively, the “Prior Period Financial Statements”), should no longer be relied upon as a result of the accounting errors described below and should be restated. Similarly, any previously furnished or filed reports, press releases, earnings releases, investor presentations or other communications describing the Prior Period Financial Statements and related financial information should not be relied upon.

In connection with the Company’s evaluation of the issues and findings identified in the Company’s previously disclosed internal independent investigation, the Company reviewed the Prior Period Financial Statements and identified the following accounting errors:

(a)The Company incorrectly capitalized certain general and administrative expenses incurred during the years ended December 31, 2018, 2019, and 2020, and incorrectly included those costs in intangible assets in its balance sheets as of December 31, 2019 and 2020, March 31, 2021, and June 30, 2021.

(b)The Company overstated the carrying value of tablets by incorrectly reporting them at cost with no allowance for depreciation, resulting in an overstatement of other assets (complimentary devices), net, in its balance sheets as of December 31, 2019 and 2020, March 31, 2021, and June 30, 2021.

(c)The Company overstated total assets and total liabilities as of December 31, 2020, by incorrectly recording a note receivable (related parties) and a liability included in current portion of long-term debt (related parties). This note receivable represents a bridge loan provided to the Company by certain related parties that was executed in December 2020 but not fully funded until April 2021.

(d)The Company did not recognize and report on its balance sheets as of December 31, 2019 and 2020, March 31, 2021, and June 30, 2021, an office lease in accordance with Financial Accounting Standards Board Accounting Standards Update No. 2018-11, Leases (Topic 842).

The accompanying financial statements for the quarterly period ended March 31, 2021, have been restated to correct the accounting errors and conform to current period presentation. The following items have been amended in this Amendment No. 1 in connection with such restatement: (i) Part I, Item 1. Financial Statements; (ii) Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations; (iii) Part 1, Item 4. Controls and Procedures; and (iv) Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.  In addition, the Company’s Principal Executive Officer and Principal Financial Officer have provided new certifications dated as of the date of the filing of this Amendment No. 1 (Exhibits 31.1, 31.2 and 32).

As a result of the factors described above, the Company’s management has concluded that a material weakness existed in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected and corrected on a timely basis. See Part I, Item 4. Controls and Procedures included in this Amendment No. 1.

Except as described above, no other information included in the Original Filing is being amended or updated by this Amendment No. 1. This Amendment No. 1 continues to describe the conditions as of the date of the Original Filing. Except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Filing and this Amendment No. 1 does not purport to reflect any information or events subsequent to the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

ALFI, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Alfi, Inc.

f/k/a Lectrefy, Inc.

Consolidated Balance Sheets

	Unaudited
	Mar 31, 2021	Dec 31, 2020
Assets
Current assets:
Cash and cash equivalents	$96,023	$8,335
Accounts receivable	17,450	—
Prepaid expenses and other	—	793
Total current assets	113,473	9,128
Property and equipment, net	310,778	506,294
Intangible assets, net	844,264	888,271
Operating lease right-of-use asset, net	135,357	149,032
Other assets	7,940	7,940
Total assets	$1,411,812	$1,560,665
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$1,173,677	$1,000,876
Debt, related parties	5,727,154	3,728,808
Lease liability	138,670	152,646
Interest payable, related parties	222,722	116,600
Total current liabilities	7,262,223	4,998,930
Total liabilities	7,262,223	4,998,930

Stockholders' Deficit
Series Seed convertible preferred stock , $0.0001 par value, 2,500,000 shares authorized, issued, and outstanding at March 31, 2021 and December 31, 2020, respectively	2,500,000	2,500,000
Common stock, $0.0001 par value, 80,000,000 shares authorized, 4,599,085 and 4,441,582 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	460	444
Additional paid-in capital	2,372,819	2,076,150
Accumulated deficit	(10,723,690)	(8,014,859)
Total stockholders' deficit	(5,850,411)	(3,438,265)
Total liabilities and stockholders' deficit	$1,411,812	$1,560,665

See accompanying notes to the consolidated financial statements

Alfi, Inc.

f/k/a Lectrefy, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three months	Three months
	ended Mar 31,	ended Mar 31,
	2021	2020
Revenues	$17,450	$—

Operating expenses
Compensation and benefits	883,211	169,769
Other general and administrative	1,251,859	430,589
Depreciation and amortization	247,315	9,563
Total operating expenses	2,382,385	609,921

Operating loss	(2,364,935)	(609,921)

Other income (expense)
Other income	13,018	10,358
Interest expense	(356,914)	(16,392)
Total other expense, net	(343,896)	(6,034)

Net loss before provision for income taxes	(2,708,831)	(615,955)
Provision for income taxes	—	—
Net loss	$(2,708,831)	$(615,955)

Loss per share, basic and diluted	$(0.61)	$(0.20)

Weighted average shares outstanding,
basic and diluted	4,459,082	3,150,058

See accompanying notes to the consolidated financial statements

Alfi, Inc.

f/k/a Lectrefy, Inc.

Consolidated Statement of Changes to Stockholders’ Equity (Deficit)

(Unaudited)

							Total
	Series Seed Convertible				Additional		Stockholders'
	Preferred Stock		Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance - January 1, 2020	2,500,000	$2,500,000	3,150,058	$315	—	$(2,467,584)	$32,731
Net loss	—	—	—	—	—	(615,955)	(615,955)
Balance - March 31, 2020	2,500,000	$2,500,000	3,150,058	$315	$—	$(3,083,539)	$(583,224)

							Total
	Series Seed Convertible				Additional		Stockholders'
	Preferred Stock		Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance - January 1, 2021	2,500,000	$2,500,000	4,441,582	$444	$2,076,150	$(8,014,859)	$(3,438,265)
Shares issued with debt	—	—	157,503	16	249,984	—	250,000
Share based compensation	—	—	—	—	46,685	—	46,685
Net loss	—	—	—	—	—	(2,708,831)	(2,708,831)
Balance - March 31, 2021	2,500,000	$2,500,000	4,599,085	$460	$2,372,819	$(10,723,690)	$(5,850,411)

See accompanying notes to the consolidated financial statements

Alfi, Inc.

f/k/a Lectrefy, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three months	Three months
	ended Mar 31,	ended Mar 31,
	2021	2020
Operating activities
Net loss	$(2,708,831)	$(615,955)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	247,315	9,563
Shares issued with debt	250,000	—
Share based compensation	46,684	—
Amortization of operating lease right-of-use asset	13,675	14,707
Changes in assets and liabilities:
Accounts receivable	(17,450)	—
Prepaid expenses and other assets	793	(5,278)
Other assets	—	65
Accounts payable and accrued expenses	172,802	5,828
Lease liability	(13,976)	(14,463)
Interest payable, related parties	106,122	16,393
Net cash used in operating activities	(1,902,866)	(589,140)
Investing activities
Capital expenditures	(7,791)	(1,016,265)
Acquisition of intangible assets	—	(181,169)
Net cash used in investing activities	(7,791)	(1,197,434)
Financing activities
Proceeds from related party debt payable	1,998,345	1,842,050
Net cash provided by financing activities	1,998,345	1,842,050
Net change in cash and cash equivalents	87,688	55,476
Cash and cash equivalents at the beginning of the period	8,335	38,890
Cash and cash equivalents at the end of the period	$96,023	$94,366

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—
Cash paid for income tax	$—	$—

See accompanying notes to the consolidated financial statements

ALFI, INC.

f/k/a LECTREFY, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 BUSINESS DESCRIPTION BACKGROUND

Alfi, Inc. is a C-corporation incorporated in Delaware that operates in the technology sector; specifically, Software as a Service (“SaaS”) in the Digital Out Of Home (“DOOH”) Smart Advertising segment. This segment includes artificial intelligence, machine & deep learning, edge computing, Big Data, telecommunications, and the Internet of Things (IoT). Alfi, Inc. includes its wholly owned subsidiary Alfi (N.I.) Ltd, the results of which are presented on a consolidated basis in the financial statements included in this Quarterly Report on form 10-Q/A (this “Quarterly Report”). Alfi (N.I.) Ltd is a registered business in Belfast, Ireland. Collectively, the consolidated entity is referred to as the “Company” or “Alfi” throughout this Quarterly Report.

The Company's timeline of events relative to its current formation above began on April 4, 2018, when Lectrefy, Inc., a Florida corporation, was incorporated. On July 6, 2018, Lectrefy, Inc., a Delaware corporation, was incorporated. On July 11, 2018, Lectrefy, Inc., the Florida corporation, was merged into the newly created entity Lectrefy, Inc., the Delaware corporation. On July 25, 2018, Lectrefy, Inc., the Delaware corporation, became qualified to do business in Florida. On January 31, 2020, Lectrefy, Inc., the Delaware corporation, changed its name to Alfi, Inc.

On September 18, 2018, Lectrefy, (N.I.) Ltd was organized in Belfast, Ireland. On February 4, 2020, Lectrefy, (N.I.) Ltd’s name was changed to Alfi (N.I.) Ltd. On February 13, 2020, Lectrefy Inc. the Delaware corporation, registered its name change to Alfi, Inc. in the State of Florida.

Alfi seeks to provide solutions that bring transparency and accountability to the DOOH advertising marketplace. Alfi uses artificial intelligence and big data analytics to measure and disseminate audience presence and audience demographics. The Company’s computer vision technology is powered by proprietary artificial intelligence, to determine the relevant demographic and geospecific information of the audience in front of an Alfi-enabled device, such as a tablet or kiosk. Alfi can then deliver in real-time, the advertisements to that particular viewer based on the viewer’s demographic profile and/or geolocation. By delivering the advertisements most relevant to the audience in front of the device, Alfi connects its advertising customers to the viewers they seek to target.

The Company’s initial focus is to place Alfi-enabled devices in malls, airports, rideshares and taxis. In addition, the Company has begun offering its software solution to other DOOH media operators as a SaaS product.

The Company’s primary activities since inception have been research and development, managing collaborations, and raising capital.

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES

Consolidation

The consolidated financial statements include the accounts of Alfi, Inc. and its wholly owned subsidiary, Alfi (N.I.) Ltd. Collectively, these entities make up the consolidated financial statements during the periods presented in this Quarterly Report. All significant intercompany balances and transactions are eliminated in consolidation.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

Under Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 (Topic 606) “Revenue from Contracts with Customers” (“Topic 606”), revenue from contracts with customers is measured based on the consideration specified in the contract with the customer.

With respect to Alfi-enabled tablets placed in rideshares or devices placed into service by Alfi, Alfi will recognize revenue on a cost per thousand (“CPM”) basis or a related basis for both the content and advertisements delivered. Alfi contracts (also called insertion orders) for both the advertiser and the content provider specify the amounts to be paid to Alfi for displaying the advertisement or content. Content and advertisements are provided to Alfi by companies desiring to deliver content for viewer engagement.

With respect to SaaS licenses, Alfi has entered into two license agreements with third parties to use Alfi-placed devices on customer property and share in advertising revenues. Under these agreements, the customer and Alfi work together to generate advertising revenue, and the devices have remote management access and data reporting that the Alfi platform provides. Alfi began to earn revenue from advertisers during the fourth quarter of 2021. Alfi will recognize the revenue from these contracts monthly, in accordance with Topic 606.

Through March 31, 2021, the Company had distributed approximately 1,000 devices (tablets and kiosks) at no cost to rideshare, mall, and airport owners. It is the viewers of the Alfi-enabled device, rather than the rideshare, mall or airport owner that the Alfi-enabled device engages with and to whom the Company delivers advertising and content.

The Company recognizes revenue when earned from rideshare sources, advertisers, and content providers. Each contract for placing a device in service with rideshare, mall, or airport owners generally does not trigger a payment from such party to the Company. The Company’s contract with a device host may provide that the Company pays a revenue sharing amount, or fee, based on the revenue the Company derives from that device. The Company will expense that fee in other general and administrative expenses. Removing a tablet from the vehicle or returning it to the Company would automatically cancel the opportunity for a rideshare to receive commissions.

Accounts Receivable

The Company records accounts receivable at its net realizable value.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less from the purchase date to be cash equivalents.

Property and Equipment

Property and equipment includes tablets recorded at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over estimated useful lives of three years.

Property and equipment also includes office equipment recorded at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, which for office equipment is three to five years.

Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Intangible Assets

The Company’s intangible assets include capitalized software development and patent acquisition costs associated with creation of its technology. The Company places intangible assets into service upon the date in which they are available for use. Intangible assets are amortized over a 5 year useful life for capitalized software development costs and a 15 year useful life for patent acquisition costs. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. Fair values approximate carrying values for cash, accounts payable, notes payable, fixed assets, and amortizable intangible assets.

Loss Per Share

The Company computes basic net loss per share by dividing net loss per share available to stockholders of the Company’s common stock, $0.001 par value per share (the “Common Stock”), by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into the Common Stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic and diluted loss per share excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of Common Stock during the period.

Potentially dilutive securities excluded from the computation of basic net loss per share as of are as follows:

	March 31,	March 31,
	2021	2020
Convertible Series (“Seed”) Preferred stock	3,150,058	3,150,058
Warrants	—	—
Employee stock options	433,927	59,064
Total potentially dilutive securities	3,583,985	3,209,122

Common Stock

The Company issued 3,150,058 shares of Common Stock on April 4, 2018 to the Company’s founders. At March 31, 2021 and December 31, 2020, outstanding shares of Common Stock totaled 4,599,085 and 4,441,582, respectively. The Company paid no dividends on Common Stock issued through March 31, 2021. During May 2021, the Company issued 4,291,045 shares of Common Stock and 4,291,045 warrants to purchase shares of Common Stock at a price of $4.57 per share for cash in its initial public offering, which was completed on May 6, 2021 (“IPO”). The Company also issued 3,150,058 shares of Common Stock from conversion of all outstanding shares of the Company’s Series Seed Preferred Stock, $0.0001 par value per share (the “Series Seed Preferred Stock”), to shares of Common Stock. The Company accounts for common stock at fair value. Pursuant to the underwriting agreement for the IPO, the Company also issued to the underwriters warrants to purchase up to an aggregate of 186,567 shares of Common Stock (“Underwriter's Warrants”). The Underwriter’s Warrants may be exercised beginning on May 3, 2022 until May 3, 2026. The initial exercise price of each Underwriter’s Warrant is $5.19 per share. The Company accounts for Common Stock issued with debt, issued for services, and issued as share based compensation at fair value.

Convertible Instruments

Through March 31, 2021, the Company did not record or issue convertible notes with beneficial conversion features and did not record debt discounts related to beneficial conversion features. During 2020 and 2019, the Company issued Series Seed Preferred Stock, which was convertible into Common Stock on a 1:1.260023 basis at the option of the holder and is classified as stockholders’ equity on the balance sheet at March 31, 2021 and December 31, 2020. When converted into Common Stock by Series Seed Preferred Stock holders, its fair value approximates the existing carrying (book) value of the Series Seed Preferred Stock as stated.

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

Thus, no embedded derivatives were identified on the conversion option of Series Seed Preferred Stock at March 31, 2021 and December 31, 2020. In May 2021, 2,500,000 shares of Series Seed Preferred Stock converted into 3,150,058 shares of Common Stock.

Common Stock Purchase Warrants

The Company accounts for warrants to purchase its Common Stock in accordance with ASC 815. Proceeds from the issuance of warrants indexed to the Company’s own stock are classified in stockholders’ equity (deficit).

Stock based compensation

The Company maintains a stock equity incentive plan, the Alfi, Inc. 2018 Stock Incentive Plan (the “2018 Plan”), under which it may grant non-qualified stock options, incentive stock options, stock appreciation rights, stock awards, performance and performance-based awards, or stock units to employees, non-employee directors and consultants. The Company measures compensation expense for stock-based grants at fair value. Compensation expense is recognized over the vesting period relevant to the award.

Income Taxes

Deferred income tax assets and liabilities are determined based on the estimated future tax effects of net operating loss and credit carryforwards and temporary differences between the tax basis of assets and liabilities and their respective financial reporting amounts measured at the current enacted tax rates. The Company records an estimated valuation allowance on its deferred income tax assets if it is more likely than not that these deferred income tax assets will be realized. The Company carries a 100% valuation reserve against deferred tax assets. The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company has not recorded any unrecognized tax benefits. The Company’s policy is to record tax-related interest as interest expense and tax-related penalties as general and administrative expenses in the statements of operations. The Company did not recognize any such penalties or interest during the periods presented under this Quarterly Report.

Forward Stock Split

On March 1, 2021, the Company enacted a forward stock split on a 1.260023:1.000000 basis. Share amounts reflected in this Quarterly Report are presented post-split, unless otherwise noted.

NOTE 3 GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of June 10, 2021 (the Original Filing date of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021), the Company had not yet generated substantial revenue from customers and business activity has mainly consisted of cash outflows associated with its business development activities. These conditions indicate that there is substantial doubt about the Company’s ability to continue as a going concern within one year from the issuance date of the consolidated financial statements.

The Company’s primary source of operating funds since inception through April 2021 was cash proceeds from the private placements of preferred equity and debt securities. In May 2021, the Company completed its IPO yielding net proceeds to the Company of approximately $15.7 million from sale of Common Stock and warrants. The capital raise included funding for working capital to launch and expand operations in accordance with its business model.

The Company intends to raise additional capital through private placements of debt and equity securities, but there can be no assurance that these funds will be available on terms acceptable to the Company or will be sufficient to enable the Company to fully complete its development activities or sustain operations. If the Company is unable to raise sufficient additional funds, it will have to develop and implement a plan to further extend payables, reduce overhead, or scale back its current business plan until sufficient additional capital is raised to support further operations. There is no assurance that such a plan will be successful.

Accordingly, the accompanying consolidated financial statements have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not necessarily represent realizable or settlement values. The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

NOTE 4 RESTATEMENTS OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Prior Period Restatements

On March 11, 2022, the Audit Committee of the Company’s Board of Directors and the Company’s management concluded that the previously issued audited financial statements for the years ended December 31, 2019 and 2020, included in the Company’s Registration Statement on Form S-1 (File No. 333-251959), and the Company’s previously issued interim financial statements included in the Company’s Quarterly Reports on Forms 10-Q for the quarters ended March 31, 2021 and June 30, 2021 (collectively, the “Prior Period Financial Statements”), should no longer be relied upon as a result of the accounting errors described below and should be restated. Similarly, any previously furnished or filed reports, press releases, earnings releases, investor presentations or other communications describing the Prior Period Financial Statements and related financial information should not be relied upon.

In connection with the Company’s evaluation of the issues and findings identified in the Company’s previously disclosed internal independent investigation (the “Investigation”), the Company reviewed the Prior Period Financial Statements and identified the following accounting errors:

(a)

The Company incorrectly capitalized certain general and administrative expenses incurred during the years ended December 31, 2018, 2019, and 2020, and incorrectly included those costs in intangible assets in its balance sheets as of December 31, 2019 and 2020, March 31, 2021, and June 30, 2021.

(b)

The Company overstated the carrying value of tablets by incorrectly reporting them at cost with no allowance for depreciation, resulting in an overstatement of other assets (complimentary devices), net, in its balance sheets as of December 31, 2019 and 2020, March 31, 2021, and June 30, 2021.

(c)

The Company overstated total assets and total liabilities as of December 31, 2020, by incorrectly recording a note receivable (related parties) and a liability included in current portion of long-term debt (related parties). This note receivable represents a bridge loan provided to the Company by certain related parties that was executed in December 2020 but not fully funded until April 2021.

(d)

The Company did not recognize and report on its balance sheets as of December 31, 2019 and 2020, March 31, 2021, and June 30, 2021, an office lease in accordance with FASB Accounting Standards Update No. 2018-11, Leases (Topic 842).

The accompanying financial statements have been restated to correct the accounting errors and conform to current period presentation.

Impact of the Restatements

The impact of the restatement on the consolidated balance sheet as of March 31, 2021 is presented below:

	As of March 31, 2021
	As Previously	Restatement
	Reported	Adjustments	As Restated
Assets
Current assets:
Cash and cash equivalents	$96,021	$2	$96,023
Accounts receivable	17,450	—	17,450
Total current assets	113,471	2	113,473
Property and equipment, net	116,368	194,410	310,778
Intangible assets, net	4,164,630	(3,320,366)	844,264
Other assets (complimentary devices), net	1,104,000	(1,104,000)	—
Operating lease right-of-use asset, net	—	135,357	135,357
Other assets	7,940	—	7,940
Total assets	$5,506,409	$(4,094,597)	$1,411,812
Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$1,092,024	$81,653	$1,173,677
Debt payable, related parties	5,808,808	(81,654)	5,727,154
Lease liability	—	138,670	138,670
Interest payable, related parties	222,722	—	222,722
Total current liabilities	7,402,379	(140,156)	7,262,223
Total liabilities	7,402,379	(140,156)	7,262,223
Stockholders' Deficit
Series Seed convertible preferred stock, $0.0001 par value,
2,500,000 shares authorized, issued, and outstanding	2,500,000	—	2,500,000
Common stock, $0.0001 par value, 80,000,000 shares
authorized, 4,599,085 shares issued and outstanding	460	—	460
Additional paid-in capital	2,274,855	97,964	2,372,819
Accumulated deficit	(6,671,285)	(4,052,405)	(10,723,690)
Total stockholders' deficit	(1,895,970)	(3,954,441)	(5,850,411)
Total liabilities and stockholders' deficit	$5,506,409	$(4,094,597)	$1,411,812

The impact of the restatement on the consolidated balance sheet as of December 31, 2020 is presented below:

	As of December 31, 2020
	As Previously	Restatement
	Reported	Adjustments	As Restated
Assets
Current assets:
Cash and cash equivalents	$8,335	$—	$8,335
Note receivable (related parties)	1,830,000	(1,830,000)	—
Prepaid expenses and other	793	—	793
Total current assets	1,839,128	(1,830,000)	9,128
Property and equipment, net	117,474	388,820	506,294
Intangible assets, net	4,384,188	(3,495,917)	888,271
Other assets (complimentary devices), net	1,104,000	(1,104,000)	—
Operating lease right-of-use asset, net	—	149,032	149,032
Other assets	7,940	—	7,940
Total assets	$7,452,730	$(5,892,065)	$1,560,665
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$516,705	$484,171	$1,000,876
Debt payable, related parties	5,558,808	(1,830,000)	3,728,808
Derivative liability	229,712	(229,712)	—
Lease liability	—	152,646	152,646
Interest payable, related parties	116,600	—	116,600
Total current liabilities	6,421,825	(1,422,895)	4,998,930
Total liabilities	6,421,825	(1,422,895)	4,998,930
Stockholders' Equity (deficit)
Series Seed convertible preferred stock, $0.0001 par value, 2,500,000 shares authorized, issued, and outstanding	2,500,000	—	2,500,000
Common stock, $0.0001 par value, 15,000,000 shares authorized, 4,441,582 shares issued and outstanding	444	—	444
Additional paid-in capital	2,024,871	51,279	2,076,150
Accumulated deficit	(3,494,410)	(4,520,449)	(8,014,859)
Total stockholders' equity (deficit)	1,030,905	(4,469,170)	(3,438,265)
Total liabilities and stockholders' equity (deficit)	$7,452,730	$(5,892,065)	$1,560,665

The impact of the restatements on the consolidated statement of operations for the quarter ended March 31, 2021 is presented below:

	For the Three Months Ended March 31, 2021
	As Previously	Restatement
	Reported	Adjustments	As Restated
Revenues	$17,450	$—	$17,450
Cost of sales, net	104,506	(104,506)	—
Gross margin	(87,056)	87,056	—

Operating expenses
Compensation and benefits	—	883,211	883,211
Other general and administrative	2,770,415	(1,518,556)	1,251,859
Depreciation and amortization	228,456	18,859	247,315
Total operating expenses	2,998,871	(616,486)	2,382,385

Operating loss	—	(2,364,935)	(2,364,935)

Other income (expense)
Other income	15,965	(2,947)	13,018
Interest expense	(106,913)	(250,001)	(356,914)
Total other expense	(90,948)	(252,948)	(343,896)

Net loss before provision for income taxes	(3,176,875)	450,594	(2,708,831)
Provision for income taxes	—	—	—
Net loss	$(3,176,875)	$450,594	$(2,708,831)

Loss per share, basic and diluted	$(0.71)	$0.10	$(0.61)

Weighted average shares outstanding, basic and diluted	4,480,037	(20,955)	4,459,082

The impact of the restatements on the consolidated statement of operations for the quarter ended March 31, 2020 is presented below:

	For the Three Months Ended March 31, 2020
	As Previously	Restatement
	Reported	Adjustments	As Restated
Revenues	$—	$—	$—
Cost of sales, net	—	—
Gross margin	—	—	—

Operating expenses
Compensation and benefits	—	169,769	169,769
Other general and administrative	—	430,589	430,589
Depreciation and amortization	9,563	—	9,563
Total operating expenses	9,563	600,358	609,921

Operating loss	—	(609,921)	(609,921)

Other income (expense)
Other income	9,152	1,206	10,358
Interest expense	(16,392)	—	(16,392)
Total other income (expense)	(7,240)	1,206	(6,034)

Net loss before provision for income taxes	(16,803)	(599,152)	(615,955)
Provision for income taxes
Net loss	$(16,803)	$(599,152)	$(615,955)

Loss per share, basic and diluted	$(0.01)	$(0.19)	$(0.20)

Weighted average shares outstanding, basic and diluted	3,150,000	58	3,150,058

The impact of the restatements on the consolidated statement of cash flows for the quarter ended March 31, 2021 is presented below:

	For the Three Months Ended March 31, 2021
	As Previously	Restatement
	Reported	Adjustments	As Restated
Operating activities
Net loss	$(3,176,875)	$468,044	$(2,708,831)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation and amortization	228,456	18,859	247,315
Shares issued with debt	—	250,000	250,000
Share based compensation	299,113	(252,429)	46,684
Amortization of operating lease right-of-use asset	—	13,675	13,675
Changes in assets and liabilities:
Accounts receivable	(17,450)	—	(17,450)
Prepaid expenses and other assets	793	—	793
Accounts payable	575,319	(402,517)	172,802
Lease liability	—	(13,976)	(13,976)
Interest payable, related parties	106,122	—	106,122
Net cash used in operations	(1,984,522)	81,656	(1,902,866)
Investing activities
Capital expenditures	(7,792)	1	(7,791)
Net cash used in investing activities	(7,792)	1	(7,791)
Financing activities
Proceeds from related party debt payable	2,080,000	(81,655)	1,998,345
Net cash provided by financing activities	2,080,000	(81,655)	1,998,345
Net change in cash and cash equivalents	87,686	2	87,688
Cash and cash equivalents at the beginning of the period	8,335	—	8,335
Cash and cash equivalents at the end of the period	$96,021	$2	$96,023

The impact of the restatements on the consolidated statement of cash flows for the quarter ended March 31, 2020 is presented below:

	For the Three Months Ended March 31, 2020
	As Previously	Restatement
	Reported	Adjustments	As Restated
Operating activities
Net loss	$(16,803)	$(599,152)	$(615,955)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation and amortization	9,563	—	9,563
Amortization of operating lease right-of-use asset	—	14,707	14,707
Changes in assets and liabilities:
Prepaid expenses and other assets	—	(5,278)	(5,278)
Other assets - non-current	—	65	65
Accounts payable	11,428	(5,600)	5,828
Lease liability	—	(14,463)	(14,463)
Interest payable, related parties	15,916	477	16,393
Net cash used in operations	20,104	(609,244)	(589,140)
Investing activities
Capital expenditures	—	(1,016,265)	(1,016,265)
Acquisition of intangible assets, net	(1,046,678)	865,509	(181,169)
Net cash used in investing activities	(1,046,678)	(150,756)	(1,197,434)
Financing activities
Proceeds from related party debt payable	1,082,050	760,000	1,842,050
Net cash provided by financing activities	1,082,050	760,000	1,842,050
Net change in cash and cash equivalents	55,476	—	55,476
Cash and cash equivalents at the beginning of the period	38,890	—	38,890
Cash and cash equivalents at the end of the period	$94,366	$—	$94,366

NOTE 5 FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The risk-free interest rate is the United States Treasury rate on the measurement date having a term equal to the remaining contractual life of the instrument. The volatility is a measure of the amount by which the comparable companies’ share price has fluctuated or is expected to fluctuate. Since the Common Stock was not publicly traded prior to the IPO, an average of the historical volatility of comparative companies was used.

Level 3 financial assets and liabilities are valued using unobservable inputs to the valuation methodology that are significant to the measurement of fair value. The determination of fair value and the assessment of a measurement’s placement within the hierarchy requires judgment. Level 3 valuations often involve a higher degree of judgment and complexity. Level 3 valuations may require the use of various cost, market, or income valuation methodologies applied to unobservable management estimates and assumptions. Management's assumptions could vary depending on the asset or liability valued and the valuation method used. Such assumptions could include estimates of prices, earnings, costs, actions of market participants, market factors, or the weighting of various valuation methods.

An increase or decrease in volatility or interest free rate, in isolation, can significantly increase or decrease the fair value of financial assets and liabilities. Changes in the values of the assets and liabilities are recorded as a component of other income (expense) on the accompanying consolidated statement of operations.

Non-financial assets that are measured on a non-recurring basis include our intellectual property and property and equipment which are measured using fair value techniques whenever events or changes in circumstances indicate a condition of impairment exists.

NOTE 6 DEBT PAYABLE – RELATED PARTIES

During 2019 and 2020, the Company entered into six promissory note agreements with a related party pursuant to which the Company could borrow up to $2,500,000 at an annual interest rate of 5%. Borrowings pursuant to those agreements were $2,500,000 at March 31, 2021 and December 31, 2020.

During the year ended December 31, 2020, a related party provided financing of approximately $950,000 for  the Company’s purchase of 7,600 tablets. Payment was due to the related party upon the closing of the Company’s IPO. There was no stated interest rate or additional repayment terms.

On December 30, 2020, the Company entered into a $2,000,000 bridge loan agreement with a related party. As of December 31, 2020, $251,654 had been funded on the bridge loan. The terms of the bridge loan included repayment of principal on or before June 30, 2021, and an annual interest rate of 18%. In addition to repayment of principal and interest under the bridge loan, the Company issued to the related party 1,260,023 shares of Common Stock. Management valued this issuance of shares at $2,000,000 and recorded that amount in interest expense.

During the year ended December 31, 2020, the Company received a cash advance of $27,154 from a related party. The cash advances carried no specified repayment term, interest rate, or security interest.

During the three-month period ended March 31, 2021, the Company entered into bridge loans totaling $250,000 with related party investors. Terms of the bridge loans with related party included repayment of principal on or before June 30, 2021, and an annual interest rate of 18%. In addition to repayment of principal and interest under the bridge loans, the Company issued 157,503 shares of Common Stock. Management valued these issuances of shares at $250,000 and recorded that amount in interest expense.

Subsequent to March 31, 2021, in April 2021, the Company entered into bridge loans with related party and non-related party investors for an additional aggregate amount of $500,000, with an 18% interest rate. In addition to paying the interest and principal, the Company issued 315,007 Common Stock shares to the bridge loan lenders. Management valued these issuances of shares at $500,000 and recorded that amount in interest expense.

All borrowings from related parties were paid in full upon completion of the Company’s IPO in May 2021.

NOTE 7 COMMITMENTS AND CONTINGENCIES

Concentration of Credit Risk

Generally, the Company’s cash balances, which are deposited in non-interest-bearing accounts may exceed FDIC insurance limits from time to time. The financial stability of these institutions is periodically reviewed by senior management. At March 31, 2021 and December 31, 2020, cash balances in excess of FDIC requirements were $-0- and $-0-, respectively.

Litigation, Claims, and Assessments

The Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

NOTE 8 STOCKHOLDERS’ EQUITY (DEFICIT)

Common shares issued before the IPO were recorded at estimated fair value. In May 2021, the Company completed its IPO of its Common Stock, creating liquidity and a visible fair market value for its Common Stock. The Common Stock is listed on the Nasdaq Capital Market under the symbol “ALF”.

In 2018, the Company created a class of Series Seed Preferred Stock and 2,500,000 shares of Series Seed Preferred Stock were authorized. During 2018 and 2019, 2,500,000 shares of Series Seed Preferred Stock were issued to an investor in exchange for $2,500,000 cash consideration. Shares of Series Seed Preferred Stock convert to Common Stock at a ratio of 1:1.260023 at any time at the option of the holder. Holders of Series Seed Preferred Stock had preferential liquidation rights in the event of the Company’s dissolution. Shares of Series Seed Preferred Stock bore no interest or dividend payments to its holders. The Series Seed Preferred Stock had a buyout feature if not converted into Common Stock by the holder. Series Seed Preferred Stock could be bought out by the Company if full return of principal is made to the holder ($2,500,000), plus an additional 1x return of capital to the holder ($2,500,000). On December 31, 2020, 2,500,000 Series Seed Preferred Stock shares were issued and outstanding. In May 2021, 2,500,000 shares of Series Seed Preferred Stock were converted into 3,150,058 shares of Common Stock at a conversion ratio of 1:1.260023.

Dividends

Holders of preferred stock are not entitled to dividend payment but do have liquidation preference in the event of dissolution of the Company. Holders of Common Stock are not entitled to dividend payments but would receive such payments in the event dividend payments were made to stockholders. There was no dividend payment made on any class of stock (Common Stock or preferred stock) through March 31, 2021.

Common Stock

The Company is authorized to issue 80,000,000 shares of Common Stock, par value $0.0001. In 2018, 3,150,058 shares of Common Stock were issued to the three management members who are the Company’s founders, at par. In March 2021, a 1.260023 to 1 forward stock split was affected. Common Stock share numbers contained herein in this Quarterly Report are presented on a post-split basis unless specifically noted otherwise.

During the year ended December 31, 2020, the Company issued 31,501 shares of Common Stock to an unaffiliated third party in exchange for services associated with investment relations and fundraising, and to support the development of revenue producing contracts. Management valued this issuance of shares at $25,000 and recorded that amount in other general and administrative expense.

During the year ended December 31, 2020, the Company issued 1,260,023 shares of Common Stock to related party investors in exchange for bridge loan funding necessary to procure ongoing business operations. Management valued this issuance of shares at $2,000,000 and recorded that amount in interest expense.

During the quarter ended March 31, 2021, the Company arranged bridge loans with related party investors. The Company issued 157,503 shares of Common Stock in exchange for bridge loan funding necessary to procure ongoing business operations. Management valued these issuances of shares at $250,000 and recorded that amount in interest expense.

During April 2021, the Company entered into additional bridge loans with related party and non-related party investors. The Company issued 315,007 shares of Common Stock in exchange for this bridge loan financing. Management valued these issuances of shares at $500,000 and recorded that amount in interest expense.

During April and May 2021, the Company also issued 300,000 shares of Common Stock in connection with certain vendor contracts. Management valued this issuance of shares at $476,180 and recorded that amount in other general and administrative expense.

Employee Equity (Stock) Incentive Plan

The Company has a stock equity incentive plan, the 2018 Plan, in which, at its sole discretion, it may award employees of the Company Common Stock or Common Stock options, among other awards, as an incentive for performance. Total shares of Common Stock reserved under the 2018 Plan for employee grants is not to exceed 1,575,029 shares. During the three months ended March 31, 2021 and 2020, respectively, the Company granted 197,668 and -0- Common Stock options under the 2018 Plan.

At March 31, 2021 and December 31, 2020, total Common Stock options issued under the 2018 Plan were 433,927 and 236,259, respectively. At March 31, 2021, weighted average strike price per employee stock option was approximately $1.52 per share. Management recorded stock-based compensation expense associated with the issuance of employee stock options of $46,684 and $-0- for the three months ended March 31, 2021 and 2020, respectively.

Stock option and warrant valuation models require the input of highly subjective assumptions. The fair value of stock-based payment awards was estimated using the Black-Scholes option model with a volatility figure derived from an index of historical stock prices for comparable entities. For warrants and stock options issued to non-employees, the Company accounts for the expected life based on the contractual life of the warrants and stock options. For employees, the Company accounts for the expected life of options in accordance with the “simplified” method, which is used for “plain-vanilla” options, as defined in the accounting standards codification. The risk-free interest rate was determined from the implied yields of U.S. Treasury zero-coupon bonds with a remaining life consistent with the expected term of the options.

Initial Public Offering

On May 3, 2021, the Company’s registration statement on Form S-1 (File No. 333-251959) was declared effective by the Securities and Exchange Commission (the “SEC”) and the Company completed its IPO on May 6, 2021. In connection with the IPO, the Company issued and sold 4,291,045 shares of Common Stock and warrants to purchase 4,291,045 shares of Common Stock (including 559,701 shares of Common Stock and warrants to purchase 559,701 shares of Common Stock pursuant to the full exercise of the underwriters' overallotment option), at the combined public offering price of $4.15 for aggregate gross proceeds of approximately $17.8 million, before deducting underwriting discounts and commissions and other estimated offering expenses payable by Alfi. Net IPO proceeds of approximately $15.7 million were allocated $11.0 million to Common Stock and $4.7 million to warrants. The warrants were exercisable immediately upon issuance and at any time up to the date that is five years from the date of issuance and have an exercise price of $4.57 per share. Pursuant to the underwriting agreement for the IPO, the Company also issued to the underwriters warrants to purchase up to an aggregate of 186,567 shares of Common Stock (“Underwriter’s Warrants”). The Underwriter’s Warrants may be exercised beginning on May 3, 2022 until May 3, 2026. The initial exercise price of each Underwriter’s Warrant is $5.19 per share. As of June 10, 2021 (the Original Filing date of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021), no warrants had been exercised and there were 4,477,612 warrants outstanding.

NOTE 9 PROPERTY AND EQUIPMENT

Property and equipment, net of accumulated depreciation, consists of the following:

	Mar 31, 2021	Dec 31, 2020
Tablets	$972,050	$972,050
Office furniture and fixtures	199,052	191,261
Property and equipment, gross	1,171,102	1,163,311

Less accumulated depreciation	(860,324)	(657,017)

Property and equipment, net	$310,778	$506,294

The Company incurred depreciation expense of $203,308 and $9,563 for the three months ended March 31, 2021 and 2020, respectively.

Property and equipment includes Lenovo tablet hardware devices purchased during 2020 and held for placement with rideshare and other businesses. Tablets are provided to rideshare and other businesses at no charge, but remain the property of the Company and must be returned to the Company upon termination of the rideshare or other use agreement. The Company may pay a revenue share or commission to such third party for the placement of the Alfi-enabled device.

NOTE 10 INTANGIBLE ASSETS – INTELLECTUAL PROPERTY

Intellectual Property – Software Development and Patent Acquisition Costs

The Company’s intellectual property includes capitalized software development and patent acquisition costs associated with creation of its technology (see Note 1). During the period between the Company’s formation in 2018 through June 2020, the Company created and developed the proprietary software that is the basis of its ability to deliver targeted digital advertising. The Company considers this software to be internal-use software, as it is used exclusively by the Company on devices it controls to deliver the advertising services it is engaged to provide. The Company determined that the application development phase for this software began in May 2018 and ended in June 2020, and its first release of production software was activated in a tablet in July 2020.

On July 1, 2020 forward, the Company commenced depreciation of these intangible assets. The Company estimated a 5-year useful life for capitalized software development costs and a 15-year useful life for patent acquisition costs. Management selected a 5-year useful life for software development costs as an expectation of the length of time the Company expects its technology product set to produce future cash flows assuming that there are no significant software or version upgrades. All software development costs incurred beyond June 30, 2020 are being expensed.

Intangible assets, net of accumulated amortization, consists of the following:

	Mar 31, 2021	Dec 31, 2020

Capitalized software	$832,045	$832,045
Patents	144,239	144,239
Intangible assets, gross	976,284	976,284

Less accumulated amortization	(132,020)	(88,013)

Intangible assets, net	$844,264	$888,271

Amortization expense for the three months ended March 31, 2021 and 2020, was $44,006 and $-0-, respectively.

Future amortization of intangible assets as of March 31, 2021, is as follows:

2021	$132,019
2022	176,025
2023	176,025
2024	176,025
2025	92,820
Thereafter	91,350
Total	$844,264

NOTE 11 SUBSEQUENT EVENTS

The Company has disclosed events that have occurred after the balance sheet date of March 31, 2021 through June 10, 2021 (the Original Filing date of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021). See Note 6 Debt Payable Related Parties for discussion of additional bridge loan financing obtained in April 2021 and Note 8 Stockholders’ Equity (Deficit) for discussion of the Company’s May 2021 IPO.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context requires otherwise, references to the “Company,” “Alfi,” “we,” “us” and “our” refer to Alfi, Inc., a Delaware corporation and its wholly owned subsidiary, Alfi (N.I.), Ltd, formed in Belfast, Northern Ireland on September 18, 2018. Unless otherwise noted, the share and per share information in this Quarterly Report reflect a forward stock split of the Common Stock privately held before the IPO at a percentage of 1.260023 effective on March 15, 2021.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”), Forward-looking statements generally relate to future events or our future financial or operating performance. Forward–looking statements in this Quarterly Report include statements regarding our business and technology development, our strategy, future operations, anticipated financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management. In some cases, you can identify forward-looking statements because they contain words such as “may,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. These forward-looking statements are not guarantees of future performance; they reflect our current views with respect to future events and are based on assumptions and are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from expectations or results projected or implied by forward-looking statements.

We discuss many of these risks in other filings we make from time to time with the SEC. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this Quarterly Report, which are inherently subject to change and involve risks and uncertainties. Unless required by federal securities laws, we assume no obligation to update any of these forward-looking statements, or to update the reasons actual results could differ materially from those anticipated, to reflect circumstances or events that occur after the statements are made. Given these uncertainties, investors should not place undue reliance on these forward-looking statements.

Investors should read this Quarterly Report, and the documents that we reference in this Quarterly Report and have filed with the SEC, with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

Overview

We seek to provide solutions that bring transparency and accountability to the DOOH advertising marketplace. Alfi uses artificial intelligence and big data analytics to measure and disseminate audience presence and audience demographics. Our computer vision technology is powered by proprietary artificial intelligence, to determine the relevant demographic and geospecific information of the audience in front of an Alfi-enabled device, such as a tablet or kiosk.  Alfi can then deliver in real-time, the advertisements to that particular viewer based on the viewer’s demographic profile and/or geolocation.  Alfi is designed to deliver the right marketing content, to the right person at the right time in a responsible and ethical manner.  By delivering the advertisements most relevant to the audience in front of the device, we connect our advertising customers to the viewers they seek to target.  The result is higher click through rates (“CTRs”), higher QR code scans and higher cost per thousand rates (“CPMs”).

Alfi seeks to solve the problems facing advertisers in the DOOH marketplace, as its proprietary technology is designed to measure the audience when an advertisement is displayed.  Our data rich reporting functionality is able to inform the advertiser exactly when someone viewed each ad, as well as the general demographic and geospecific characteristics of the viewing audience. Alfi gives large and small businesses access to data-driven insights by expanding their advertising capabilities, by providing analytical sophistication and by delivering it all over multiple devices.  In addition to the traditional Content Management System model that delivers adverts on a scheduled loop, Alfi’s technology is able to first analyze the audience and determine the most relevant content to be displayed.

Alfi has created an enterprise grade, multimedia computer vision and machine learning platform, capable of generating powerful advertising recommendations and insights.  Multiple technologies work together with viewer privacy and data-rich reporting as our primary objectives.  Alfi is able to use a facial fingerprinting process to make demographic determinations. As such, Alfi makes no attempt to identify the individual in front of the screen.  Brand owners do not need to know someone’s name or invade their privacy to gain a deeper understanding of the consumers who view their content.  By providing age, gender and geolocation information, we believe brand owners should have the pertinent data they need for meaningful insight.  From an analytics perspective, these data points are intended to provide meaningful reporting instead of arbitrary calculations based on estimates of ad engagement.

Alfi seeks to solve the problem of providing real time, accurate and rich reporting on customer demographics, usage, interactivity and engagement while never storing any personally identifiable information.  No viewer is ever required, or requested by us, to enter any information about themselves on any Alfi-enabled device.

Our initial focus is to place our Alfi-enabled devices in malls, airports rideshares and taxis.  We also have begun offering our software solution to other DOOH media operators as a SaaS product.

Currently, we intend to charge customers solely based on a CPM, or ads delivered, model. As we continue to prove Alfi in the marketplace, we expect to charge customers based on a combination of CPM and CTR, and we expect we will generate higher CPM rates than typical DOOH advertising platforms because we have the ability to only deliver ads to the customer’s desired demographic.  In addition, we also intend to provide the aggregated data to the brands so they can make more informed advertising decisions.

Recent Developments

Initial Public Offering

On May 3, 2021, the Company’s registration statement on Form S-1 (File No. 333-251959) was declared effective by the SEC and the Company completed its IPO on May 6, 2021. In connection with the IPO, the Company issued and sold 4,291,045 shares of Common Stock and warrants to purchase 4,291,045 shares of Common Stock (including 559,701 shares of Common Stock and warrants to purchase 559,701 shares of Common Stock pursuant to the full exercise of the underwriters' overallotment option), at the combined public offering price of $4.15 for aggregate gross proceeds of approximately $17.8 million, before deducting underwriting discounts and commissions and other estimated offering expenses payable by Alfi. The warrants were exercisable immediately upon issuance and at any time up to the date that is five years from the date of issuance and have an exercise price of $4.57 per share. Pursuant to the underwriting agreement for the IPO, the Company also issued to the underwriters warrants to purchase up to an aggregate of 186,567 shares of Common Stock (“Underwriter’s Warrants”). The Underwriter's Warrants may be exercised beginning on May 3, 2022 until May 3, 2026. The initial exercise price of each Underwriter’s Warrant is S5.19 per share. As of June 10, 2021 (the Original Filing date of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021), no warrants had been exercised and there were 4,477,612 warrants outstanding.

Impact of COVID-19

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency caused by a new strain of the coronavirus and advised of the risks to the international community as the virus spread globally. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic based on the rapid increase in exposure globally. The spread of COVID-19 coronavirus has caused public health officials to recommend precautions to mitigate the spread of the virus, especially as to travel and congregating in large numbers. In addition, certain states and municipalities have enacted quarantining regulations which severely limit the ability of people to move and travel.

COVID-19 has adversely affected the Company’s financial condition and results of operations. The impact of the COVID-19 outbreak on businesses and the economy in the United States is expected to continue to be significant. The extent to which the COVID-19 outbreak will continue to impact businesses and the economy is highly uncertain. Accordingly, the Company cannot predict the extent to which its financial condition and results of operation will be affected.

In addition, the Company is uncertain of the full effect the pandemic will have on it for the longer term since the scope and duration of the pandemic is unknown, and evolving factors such as the level and timing of the distribution of efficacious vaccines across the world and the extent of any resurgences of the virus or emergence of new variants of the virus, such as the Delta variant and the Omicron variant, will impact the stability of economic recovery and growth. The Company may experience long-term disruptions to its operations resulting from changes in government policy or guidance; quarantines of employees, customers and suppliers in areas affected by the pandemic; and closures of businesses or manufacturing facilities critical to its business.

Results of Operations

Revenues

In general, Alfi earns revenue from rideshares or SaaS contracts with operating companies who maintain their own network and lease the Alfi platform.

Operating Expenses

Compensation and benefits expenses include compensation expenses related to our executive, finance, and administrative personnel (including salaries, commissions, bonuses, stock-based compensation, payroll taxes, and contract labor costs). Other general and administrative expenses include communications and technology costs, professional fees, selling and marketing fees, legal fees, and rent and occupancy expense.

Three-Month Period Ended March 31, 2021, compared to Three-Month Period Ended March 31, 2020

	Three months	Three months
	ended Mar 31,	ended Mar 31,
	2021	2020	$Change	% Change
Revenues	$17,450	$—	$17,450	N/M

Operating expenses
Compensation and benefits	883,211	169,769	713,442	420.2%
Other general and administrative	1,251,859	430,589	821,270	190.7%
Depreciation and amortization	247,315	9,563	237,752	N/M
Total operating expenses	2,382,385	609,921	1,772,464	290.6%

Operating loss	(2,364,935)	(609,921)	(1,755,014)	287.7%

Other income (expense)
Other income	13,018	10,358	2,660	25.7%
Interest expense	(356,914)	(16,392)	(340,522)	N/M
Total other expense	(343,896)	(6,034)	(337,862)	N/M

Net loss before provision for income taxes	(2,708,831)	(615,955)	(2,092,876)	339.8%
Provision for income taxes	—	—	—	N/M
Net loss	$(2,708,831)	$(615,955)	$(2,092,876)	339.8%

Revenues

For the three months ended March 31, 2021 and 2020, net revenues were $17,450 and $-0-, respectively. The increase of $17,450 was due to Alfi’s first SaaS contract revenue generated from a retailer that is paying Alfi for the cost of the initial pilot for the company.

Operating Expenses

For the three months ended March 31, 2021 and 2020, total operating expenses were $2,382,385 and $609,921, respectively, an increase of $1,772,464. Compensation and benefits expense increased as independent contractors became full time employees effective March 1, 2021. Other general and administrative expenses increased due to higher costs related to the Company’s growth and launch of its technology platform and preparation for listing as a public company. The increase in other general and administrative expenses reflected higher recruiting fees, marketing expense, rent, software development costs, and taxes and license fees incurred during the three-month period ended March 31, 2021. Depreciation and amortization charges increased as the three months ended March 31, 2021 included additional depreciation charges for tablets acquired during 2020.

Operating Loss

For the three months ended March 31, 2021, the operating loss increased from $609,921 to $2,364,935, an increase of $1,755,014 compared with the three months ended March 31, 2020. The increase was primarily due to higher operating expenses related to the Company’s growth and launch of its technology platform and preparation for listing as a public company.

Other Income (Expense)

Other income of $13,018 and $10,358 for the three-month periods ended March 31, 2021, and March 31, 2020, respectively, included realized and collected foreign tax credits associated with its wholly owned subsidiary Alfi (N.I.) Ltd of $15,960 and $9,152, respectively. Interest expense of $356,914 and $16,392 for the three-month periods ended March 31, 2021 and 2020, respectively, rose primarily due to additional interest expense incurred for related-party financing provided during the three months ended March 31, 2021.

Net Loss

For the three months ended March 31, 2021, the net loss increased from $615,955 to $2,708,831, an increase of $2,092,876 compared with the three-month period ended March 31, 2020. The increase was primarily due to higher operating expenses related to the Company’s growth and launch of its technology platform and preparation for listing as a public company.

Liquidity and Capital Resources

As of the date of this Quarterly Report, the Company has not yet generated substantial revenue from customers and business activity has mainly consisted of cash outflows associated with its business development activities. These conditions indicate that there is substantial doubt about the Company’s ability to continue as a going concern within one year from the issuance date of the consolidated financial statements.

The Company’s primary source of operating funds since inception through April 2021 was cash proceeds from the private placements of preferred equity and debt securities. In May 2021, the Company completed its IPO yielding net proceeds to the Company of approximately $15.7 million from sale of Common Stock and warrants. The capital raised included funding for working capital to launch and expand operations in accordance with its business model.

The Company intends to raise additional capital through private placements of debt and equity securities, but there can be no assurance that these funds will be available on terms acceptable to the Company or will be sufficient to enable the Company to fully complete its development activities or sustain operations. If the Company is unable to raise sufficient additional funds, it will have to develop and implement a plan to further extend payables, reduce overhead, or scale back its current business plan until sufficient additional capital is raised to support further operations. There is no assurance that such a plan will be successful.

Off-Balance Sheet Arrangements

We did not have, during the period presented, and we do not currently have, any relationships with any organizations or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Significant Accounting Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements as well as the reported expenses during the reporting periods.

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

We believe that the assumptions and estimates associated with the evaluation of revenue recognition criteria, including the determination of revenue recognition as net versus gross in our revenue arrangements, useful lives of long-lived assets and stock-based compensation expense have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results could differ materially from these estimates.

Our significant accounting policies are more fully described in our consolidated financial statements (Note 2) included in this Quarterly Report.

Recently Issued Accounting Standards

Our analysis of recently issued accounting standards are more fully described in our consolidated financial statements (Note 2) included in this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed under the Exchange Act, is recorded, processed, summarized and reported within the specified time periods and accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

Our Interim Chief Executive Officer and Interim Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of March 31, 2021. In designing and evaluating the Company’s disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired objectives, and the Company necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

Our management, with the participation of our Interim Chief Executive Officer and Interim Chief Financial Officer, who serve as our principal executive officer and principal financial and accounting officer, respectively, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. Based on such evaluation, our Interim Chief Executive Officer and Interim Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2021.

As noted in Note 4 to the consolidated financial statements included in this Quarterly Report, the Company concluded that the Prior Period Financial Statements should no longer be relied upon and should be restated. As such, management believes material weaknesses exist in its internal controls over financial reporting as of March 31, 2021. The Company does not have a sufficient complement of personnel commensurate with the accounting and reporting requirements of a public company. The material weaknesses identified relate to inadequate controls that address segregation of certain accounting duties and reconciliation and analysis of certain key accounts. We have concluded that these material weaknesses arose because, as a pre-revenue private company recently formed, we did not have the necessary personnel to design effective components of internal control, including risk assessment control activities information/communication and monitoring to satisfy the accounting and financial reporting requirements of a public company.

In light of the conclusion that the Company’s internal disclosure controls were ineffective as of March 31, 2021, it has applied additional procedures and processes as necessary to ensure the reliability of financial reporting in regard to this Quarterly Report. Accordingly, the Company believes, based on its knowledge, that: (i) this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the period covered by this Quarterly Report; and (ii) the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects our financial condition, results of operations and cash flows as of and for the periods presented in this Quarterly Report.

Changes in Internal Control Over Financial Reporting

Except as disclosed in Note 4 to the consolidated financial statements included in this Quarterly Report, there have been no changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management will seek to remediate the material weaknesses described above through hiring additional qualified accounting and financial reporting personnel, and designing and implementing financial reporting systems, processes, policies and internal controls.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None through June 10, 2021 (the Original Filing date of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021).

Item 1A. Risk Factors

Not applicable to smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sale of Equity Securities

On August 1, 2018, November 21, 2018, January 23, 2019 and April 18, 2019, the Company issued 1,000,000, 500,000, 500,000 and 500,000 shares, respectively, of Series Seed Preferred Stock to an investor in exchange for $2,500,000 cash consideration. On May 3, 2021, 2,500,000 shares of Series Seed Preferred Stock were converted into 3,150,058 shares of Common Stock at a conversion ratio of 1:1.260023. The Series Seed Preferred Stock, and the shares of Common Stock issued upon conversion of the shares of Series Seed Preferred Stock, were issued in a transaction not involving a public offering, in reliance upon an exemption from registration under Section 4(a)(2) of the Securities Act. See Note 8 to our consolidated financial statements included in this Quarterly Report.

In connection with bridge loans entered into on December 30, 2020, March 22, 2021, and April 1, 2021, the Company issued to the lenders, who are all accredited investors, an aggregate of 1,732,532 shares of Common Stock. The shares of Common Stock were issued in a transaction not involving a public offering, in reliance upon an exemption from registration under Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder. See Note 8 to our consolidated financial statements included in this Quarterly Report.

On March 31, 2020 and May 13, 2021, the Company issued to an investor relations firm 31,501 and 150,000 shares, respectively, of Common Stock, pursuant to agreements with such firm. On May 13, 2021, the Company issued to a consultant 150,000 shares of Common Stock, pursuant to an agreement with such consultant. These shares of Common Stock were issued in a transaction not involving a public offering, in reliance upon an exemption from registration under Section 4(a)(2) of the Securities Act. See Note 8 to our consolidated financial statements included in this Quarterly Report.

On August 31, 2021, the Company issued to the organizer of a sports tournament 31,638 shares of Common Stock, pursuant to an agreement to sponsor such tournament. The shares of Common Stock were issued in a transaction not involving a public offering, in reliance upon an exemption from registration under Section 4(a)(2) of the Securities Act. The Company has since obtained, in connection with the Company’s termination of the sponsorship agreement, the return of the 31,683 shares of Common Stock.

Prior to our IPO, from May 1, 2020 through March 15, 2021, the Company issued pursuant to the 2018 Plan to employees, for services rendered or to be rendered, options to purchase an aggregate of 374,863 shares of Common Stock, at an average weighted exercise price of $1.63 per share, which vest over four years. The foregoing securities were issued in reliance upon an exemption from registration under Rule 701 promulgated under the Securities Act.

Use of Proceeds from our IPO & Over Allotment

On May 3, 2021, the SEC declared effective our registration statement on Form S-1 (333-251959), as amended, filed in connection with our IPO. Pursuant to the registration statement, we registered the offering and sale of: (i) 3,731,344 shares of Common Stock and warrants to purchase 3,731,344 shares of Common Stock, at a combined public offering price of $4.15; and (ii) an additional 559,701 shares of Common Stock and additional warrants to purchase 559,701 shares of Common Stock, at a combined public offering price of $4.15, pursuant to an over-allotment option granted to the underwriters in our IPO. Each warrant is exerciseable for one share of Common Stock at an exercise price of $4.57 per share. Kingswood Capital Markets, division of Benchmark Investments, Inc., served as the representative of the underwriters in our IPO.

On May 6, 2021, we completed our IPO selling 3,731,344 shares of Common Stock and warrants to purchase 3,731,344 shares of Common Stock at a combined public offering price of $4.15, for aggregate gross proceeds of approximately $15.5 million, prior to deducting underwriting discounts, commissions, and other offering expenses and excluding any exercise of the underwriters’ option to purchase any additional securities. On May 10, 2021, Kingswood Capital Markets exercised the over-allotment option for an aggregate of 559,701 shares of Common Stock, and warrants to purchase 559,701 shares of Common Stock, yielding gross proceeds to the Company of approximately $2.3 million, prior to deducting underwriting discounts, commissions, and other offering expenses.

Total gross proceeds to us from our IPO, including the over-allotment option, were approximately $17.8 million, prior to deducting underwriting discounts, commissions, and other offering expenses. The offering has terminated.

From the effective date of our registration statement on Form S-1 (333-251959), the Company has incurred underwriting discounts, commissions, and other offering expenses in connection with the IPO totaling approximately $2.1 million, resulting in net offering proceeds from the IPO to us of approximately $15.7 million. No payments for such expenses were made directly or indirectly to: (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities or (iii) any of our affiliates.

We have used the net proceeds of our IPO to, among other things, repay related party debt payable, including approximately $5.4 million owed to Lee Aerospace, Inc., a corporation controlled by James Lee, one of our Board members and a greater than 10% stockholder, and a total of approximately $927,000 owed to Paul Pereira (our former Chief Executive Officer), Dennis McIntosh (our former Chief Financial Officer), Charles Pereira (our former Chief Technology Officer), Peter Bordes (our Interim CEO), Rachael Pereira (the wife of Paul Pereira) and three unaffiliated investors.

Through June 10, 2021 (the Original Filing date of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021), there has been no material change in the use of proceeds of our IPO from the use of proceeds described in the prospectus filed as part of our registration statement on Form S-1 (333-251959).

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit	Description

3.1	Restated Certificate of Incorporation of Alfi, Inc. dated January 31, 2020. (1)

3.2*	Third Amended and Restated Certificate of Incorporation, effective May 3, 2021.

3.3	Bylaws of Lectrefy, Inc.(2)

3.4*	Amended and Restated Bylaws

4.1	Form of Common Stock Certificate (3)

4.2	Form of Warrant Agent Agreement (including form of Series A Warrant) between Alfi, Inc. and VStock Transfer, LLC (4)

4.3	Form of Representative Warrant (5)

10.1	Alfi, Inc. 2018 Stock Incentive Plan (6)

10.2	Agreement and Plan of Merger, dated July 11, 2018, between Lectrefy Inc., a Florida corporation, and Lectrefy Inc., a Delaware corporation (7)

10.3	Series Seed Stock Investment Agreement, dated August 1, 2018, among Lectrefy Inc., the Purchasers and the Key Holders (8)

10.4	Amendment No. 1 to Series Seed Stock Investment Agreement, dated October 31, 2019, between Lectrefy, Inc. and Lee Aerospace, Inc. (9)

10.5†	Executive Employment Agreement, dated February 10, 2021, between Alfi, Inc. and Paul Pereira (10)

10.6†	Executive Employment Agreement, dated February 10, 2021, between Alfi, Inc. and John Cook, III (11)

10.7†	Executive Employment Agreement, dated February 10, 2021, between Alfi, Inc. and Charles Pereira (12)

10.8†	Executive Employment Agreement, dated February 10, 2021, between Alfi, Inc. and Dennis McIntosh (13)

10.9	Promissory Note, dated January 15, 2019, between Lectrefy Inc. and Lee Aerospace, Inc. (14)

10.10	Security Agreement, dated January 15, 2020, between Lectrefy Inc. and Lee Aerospace, Inc. (15)

10.11	Bridge Loan Agreement, dated December 30, 2020, among Alfi, Inc., Lee Aerospace, Inc., Paul Antonio Pereira and Dennis McIntosh (16)

10.12	Letter Agreement Related to Purchase of Lenovo Tablets, dated March 19, 2020, between Alfi, Inc. and Lee Aerospace, Inc. (17)

10.13	Bridge Loan Agreement, dated March 22, 2021, among Alfi, Inc., Lee Aerospace, Inc., Paul Antonio Pereira and Rachael Pereira (18)

10.14	Bridge Loan Agreement, dated April 1, 2021, among Alfi, Inc., Lee Aerospace, Inc., Paul Antonio Pereira, Peter Bordes, Dennis McIntosh, Rachael Pereira, Charles Pereira and FLBT, LLC (19)

10.15*	Promissory Note, dated August 8, 2019, between Lectrefy, Inc. and Lee Aerospace, Inc.

10.16*	First Amended and Restated Promissory Note, dated September 20, 2019, between Lectrefy, Inc. and Lee Aerospace, Inc.

10.17*	Promissory Note, dated October 25, 2019, between Lectrefy, Inc. and Lee Aerospace, Inc.

10.18*	Promissory Note, dated November 12, 2019, between Lectrefy, Inc. and Lee Aerospace, Inc.

10.19*	Promissory Note, dated November 26, 2019, between Lectrefy, Inc. and Lee Aerospace, Inc.

10.20*†	Form of Incentive Stock Option Award Agreement (under the Alfi, Inc. 2018 Stock Incentive Plan)

10.21*†	Stock Option Award Agreement, dated March 15, 2021, between Alfi, Inc. and Ronald Spears

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certifications of the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

*       Filed herewith.

**     Furnished.

†       Identifies a management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to Exhibit 3.1 to Alfi, Inc.’s Registration Statement on Form S-1, as amended (No. 333-251959).
(2)	Incorporated by reference to Exhibit 3.3 to Alfi, Inc.’s Registration Statement on Form S-1, as amended (No. 333-251959).
(3)	Incorporated by reference to Exhibit 3.4 to Alfi, Inc.’s Registration Statement on Form S-1, as amended (No. 333-251959).
(4)	Incorporated by reference to Exhibit 4.2 to Alfi, Inc.’s Registration Statement on Form S-1, as amended (No. 333-251959).
(5)	Incorporated by reference to Exhibit 1.2 to Alfi, Inc.’s Registration Statement on Form S-1, as amended (No. 333-251959).
(6)	Incorporated by reference to Exhibit 10.1 to Alfi, Inc.’s Registration Statement on Form S-1, as amended (No. 333-251959).
(7)	Incorporated by reference to Exhibit 10.2 to Alfi, Inc.’s Registration Statement on Form S-1, as amended (No. 333-251959).
(8)	Incorporated by reference to Exhibit 10.3 to Alfi, Inc.’s Registration Statement on Form S-1, as amended (No. 333-251959).
(9)	Incorporated by reference to Exhibit 10.4 to Alfi, Inc.’s Registration Statement on Form S-1, as amended (No. 333-251959).
(10)	Incorporated by reference to Exhibit 10.5 to Alfi, Inc.’s Registration Statement on Form S-1, as amended (No. 333-251959).
(11)	Incorporated by reference to Exhibit 10.6 to Alfi, Inc.’s Registration Statement on Form S-1, as amended (No. 333-251959).
(12)	Incorporated by reference to Exhibit 10.7 to Alfi, Inc.’s Registration Statement on Form S-1, as amended (No. 333-251959).
(13)	Incorporated by reference to Exhibit 10.8 to Alfi, Inc.’s Registration Statement on Form S-1, as amended (No. 333-251959).

(14)	Incorporated by reference to Exhibit 10.9 to Alfi, Inc.’s Registration Statement on Form S-1, as amended (No. 333-251959).
(15)	Incorporated by reference to Exhibit 10.10 to Alfi, Inc.’s Registration Statement on Form S-1, as amended (No. 333-251959).
(16)	Incorporated by reference to Exhibit 10.11 to Alfi, Inc.’s Registration Statement on Form S-1, as amended (No. 333-251959).
(17)	Incorporated by reference to Exhibit 10.12 to Alfi, Inc.’s Registration Statement on Form S-1, as amended (No. 333-251959).
(18)	Incorporated by reference to Exhibit 10.13 to Alfi, Inc.’s Registration Statement on Form S-1, as amended (No. 333-251959).
(19)	Incorporated by reference to Exhibit 10.14 to Alfi, Inc.’s Registration Statement on Form S-1, as amended (No. 333-251959).

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALFI, INC.

Date: May 16, 2022	/s/ Peter Bordes
	Name:	Peter Bordes
	Title:	Interim Chief Executive Officer
(Principal Executive Officer)

Date: May 16, 2022	/s/ Louis Almerini
	Name:	Louis Almerini
	Title:	Interim Chief Financial Officer
(Principal Financial and Accounting Officer)