Form 10-Q/A
period 2021-06-30
Alfi, Inc.
filed 2022-05-16
CIK 1833908

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

As of August 16, 2021, there were 16,174,324 shares of the Company’s common stock, par value $0.0001 and 970,375 warrants outstanding.

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q/A amends the Quarterly Report on Form 10-Q of Alfi, Inc. as of and for the quarter ended June 30, 2021, as filed with the Securities and Exchange Commission (“SEC”) on August 16, 2021 (the “Original Filing”).

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

The accompanying financial statements for the quarterly period ended June 30, 2021, have been restated to correct the accounting errors and conform to current period presentation. The following items have been amended in this Amendment No. 1 in connection with such restatement: (i) Part I, Item 1. Financial Statements; (ii) Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations; (iii) Part 1, Item 4. Controls and Procedures; and (iv) Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.  In addition, the Company’s Principal Executive Officer and Principal Financial Officer have provided new certifications dated as of the date of the filing of this Amendment No. 1 (Exhibits 31.1, 31.2 and 32).

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

ALFI, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Alfi, Inc.

f/k/a Lectrefy, Inc.

Consolidated Balance Sheets

	Unaudited
	Jun 30,	Dec 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$19,693,653	$8,335
Prepaid expenses and other	2,415,361	793
Total current assets	22,109,014	9,128

Property and equipment, net	150,519	506,294
Intangible assets, net	800,259	888,271
Operating lease right-of-use asset, net	121,924	149,032
Other assets	55,350	7,940
Total assets	$23,237,065	$1,560,666

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$982,231	$1,000,876
Debt, related parties	—	3,728,808
Lease liability	124,935	152,646
Interest payable, related parties	—	116,600
Total current liabilities	1,107,166	4,998,930
Total liabilities	1,107,166	4,998,930

Stockholders' Equity (Deficit)
Series Seed convertible preferred stock, $0.0001 par value, 2,500,000 shares authorized, -0- and 2,500,000 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	—	2,500,000
Common stock, $0.0001 par value, 80,000,000 shares authorized, 16,052,833 and 4,441,582 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	1,606	444
Additional paid-in capital	37,153,705	2,076,150
Accumulated deficit	(15,025,412)	(8,014,858)
Total stockholders' equity (deficit)	22,129,899	(3,438,264)
Total liabilities and stockholders' equity (deficit)	$23,237,065	$1,560,666

See accompanying notes to the consolidated financial statements

Alfi, Inc.

f/k/a Lectrefy, Inc.

Consolidated Statement of Operations

(Unaudited)

	Three months	Three months	Six months	Six months
	ended Jun 30,	ended Jun 30,	ended Jun 30,	ended Jun 30,
	2021	2020	2021	2020
Revenues	$936	$—	$18,386	$—

Operating expenses
Compensation and benefits	1,197,742	202,936	2,080,953	372,705
Other general and administrative	2,311,291	271,384	3,563,150	701,973
Depreciation and amortization	248,173	199,791	495,488	209,355
Total operating expenses	3,757,205	674,111	6,139,590	1,284,032

Operating loss	(3,756,269)	(674,111)	(6,121,204)	(1,284,032)

Other income (expense)
Other income	16,334	53,745	29,351	64,104
Interest expense	(561,786)	(70,037)	(918,700)	(86,429)
Total other expense	(545,453)	(16,291)	(889,349)	(22,325)

Net loss before provision for income taxes	(4,301,722)	(690,402)	(7,010,553)	(1,306,357)
Provision for income taxes			—	—
Net loss	$(4,301,722)	$(690,402)	$(7,010,553)	$(1,306,357)

Loss per share, basic and diluted	$(0.42)	$(0.22)	$(0.95)	$(0.41)

Weighted average shares outstanding, basic and diluted	10,244,608	3,150,750	7,351,845	3,150,404

See accompanying notes to the consolidated financial statements

Alfi, Inc.

f/k/a Lectrefy, Inc.

Consolidated Statement of Changes to Stockholders’ Equity (Deficit)

(Unaudited)

							Total
	Series Seed Convertible				Additional		Stockholders’
	Preferred Stock		Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance - January 1, 2020	2,500,000	$2,500,000	3,150,058	$315	$—	$(2,467,584)	$32,731
Net loss	—	—	—	—	—	(615,955)	(615,955)
Balance - March 31, 2020	2,500,000	2,500,000	3,150,058	315	—	(3,083,539)	(583,224)
Share based compensation	—	—	—	—	14,358	—	14,358
Net loss	—	—	—	—	—	(690,402)	(690,402)
Balance - June 30, 2020	2,500,000	$2,500,000	3,150,058	$315	$14,358	$(3,773,941)	$(1,259,268)

	Series Seed Convertible				Additional		Stockholders’
	Preferred Stock		Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	(Deficit)	(Deficit)
Balance - January 1, 2021	2,500,000	$2,500,000	4,441,582	$444	$2,076,151	$(8,014,859)	$(3,438,264)
Shares issued with debt	—	—	157,503	16	249,984	—	250,000
Share based compensation	—	—	—	—	46,684	—	46,684
Net loss	—	—	—	—	—	(2,708,831)	(2,708,831)
Balance - March 31, 2021	2,500,000	2,500,000	4,599,085	460	2,372,819	(10,723,690)	(5,850,411)
Shares issued with debt	—	—	315,007	32	499,968	—	500,000
Conversion of convertible
preferred stock to common	(2,500,000)	(2,500,000)	3,150,058	315	2,499,685	—	—
Shares issued for cash	—	—	4,291,045	429	10,993,471	—	10,993,900
Warrants issued for cash	—	—	—	—	4,738,750	—	4,738,750
Exercise of warrants	—	—	3,385,746	338	15,472,521	—	15,472,859
Shares issued for services	—	—	300,000	30	476,150	—	476,180
Share based compensation	—	—	—	—	85,256	—	85,256
Exercise of options	—	—	11,892	2	15,085	—	15,087
Net loss	—	—	—	—	—	(4,301,722)	(4,301,722)
Balance - June 30, 2021	—	$—	16,052,833	$1,606	$37,153,705	$(15,025,412)	$22,129,899

See accompanying notes to the consolidated financial statements

Alfi, Inc.

f/k/a Lectrefy, Inc.

Consolidated Statement of Cash Flows

(Unaudited)

	Six months	Six months
	ended Jun 30,	ended Jun 30,
	2021	2020
Operating activities
Net loss	$(7,010,553)	$(1,306,357)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	495,488	209,355
Shares issued with debt	750,000	—
Share based compensation	131,942	14,358
Share based payments for services	476,180	—
Amortization of operating lease right-of-use asset	27,109	29,165
Changes in assets and liabilities:
Prepaid expenses and other assets	(2,414,568)	2,250
Other assets	(47,410)	65
Accounts payable and accrued expenses	(18,645)	(8,671)
Lease liability	(27,711)	(28,677)
Interest payable, related parties	(116,600)	42,446
Net cash used in operating activities	(7,754,769)	(1,046,067)
Investing activities
Capital expenditures	(51,697)	(1,026,857)
Acquisition of intangible assets	—	(307,728)
Net cash used in investing activities	(51,697)	(1,334,585)
Financing activities
Proceeds from related party debt payable	2,548,344	2,383,533
Proceeds from issuance of common stock, net	15,732,649	—
Proceeds from exercise of warrants	15,472,859	—
Proceeds from exercise of options	15,085	—
Repayments of related party debt payable	(6,277,154)	—
Net cash provided by financing activities	27,491,783	2,383,533
Net change in cash and cash equivalents	19,685,318	2,882
Cash and cash equivalents at the beginning of the period	8,335	38,890
Cash and cash equivalents at the end of the period	$19,693,653	$41,772

Supplemental disclosure of cash flow information
Cash paid for interest	$285,478	$—
Cash paid for income tax	$—	$—

Supplemental disclosure of non-cash investing and financing activities
Conversion of convertible preferred stock to common stock	$2,500,000	$—

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

On September 18, 2018, Lectrefy, (N.I.) Ltd was organized in Belfast, Ireland. On February 4, 2020, Lectrefy, (N.I.) Ltd’s name was changed to Alfi (N.I.) Ltd. On February 13, 2020, Lectrefy Inc., the Delaware corporation, registered its name change to Alfi, Inc. in the State of Florida.

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

Through June 30, 2021, the Company had distributed approximately 1,500 devices (tablets and kiosks) at no cost to rideshare, mall, and airport owners. It is the viewers of the Alfi-enabled device, rather than the rideshare, mall or airport owner that the Alfi-enabled device engages with and to whom The Company delivers advertising and content.

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

Intangible Assets

The Company's intangible assets include capitalized software development and patent acquisition costs associated with creation of its technology. The Company places intangible assets into service upon the date in which they are available for use. Intangible assets are amortized over a 5 year useful life for capitalized software development costs and a 15 year useful life for patent acquisition costs. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Prepaid Expenses and Other Assets

The Company records up-front payments for insurance and professional services as prepaid expenses. During June 2021, the Company prepaid $2,240,000 for 10,000 Lenovo tablets. The devices were received in July 2021.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. Fair values approximate carrying values for cash, accounts payable, notes payable, fixed assets, and amortizable intangible assets.

Loss Per Share

The Company computes basic net loss per share by dividing net loss per share available to stockholders of the Company’s common stock, $0.0001 par value per share (the “Common Stock”), by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into the Common Stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic and diluted loss per share excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of Common Stock during the period.

Potentially dilutive securities excluded from the computation of basic net loss per share as of are as follows:

	June 30,	June 30,
	2021	2020
Convertible Series (“Seed”) Preferred stock	—	3,150,058
Warrants	1,091,866	—
Employee stock options	666,571	196,883
Total potentially dilutive securities	1,758,437	3,346,941

Common Stock

The Company issued 3,150,058 shares of Common Stock on April 4, 2018 to the Company’s founders. At June 30, 2021 and December 31, 2020, outstanding shares of Common Stock totaled 16,052,833 and 4,441,582, respectively. During the six-month period ended June 30, 2021, the Company issued 4,291,045 shares of Common Stock for cash in its initial public offering, which was completed on May 6, 2021 (“IPO”), 3,385,746 shares of Common Stock upon exercise of warrants issued in connection with the IPO, and 3,150,058 shares of Common Stock from conversion of all outstanding shares of the Company’s Series Seed Preferred Stock, $0.0001 par value per share (the “Series Seed Preferred Stock”), to shares of Common Stock. The Company paid no dividends on Common Stock issued through June 30, 2021. The Company accounts for Common Stock issued with debt, issued for services, and issued as share based compensation at fair value.

Convertible Instruments

Through June 30, 2021, the Company did not record or issue convertible notes with beneficial conversion features and did not record debt discounts related to beneficial conversion features. During 2020 and 2019, the Company issued Series Seed Preferred Stock, which was convertible into Common Stock on a 1:1.260023 basis at the option of the holder and is classified as stockholders’ equity on the balance sheet at December 31, 2020. When converted into Common Stock by Series Seed Preferred Stock holders, its fair value approximates the existing carrying (book) value of the Series Seed Preferred Stock as stated.

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

Thus, no embedded derivatives were identified on the conversion option of the Series Seed Preferred Stock at June 30, 2021 and December 31, 2020. In May 2021, 2,500,000 shares of Series Seed Preferred Stock converted into 3,150,058 shares of Common Stock. There were no outstanding shares of Series Seed Preferred Stock on June 30, 2021.

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

NOTE 3 GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of August 16, 2021 (the Original Filing date of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021), the Company had not yet generated substantial revenue from customers and business activity has mainly consisted of cash outflows associated with its business development activities. These conditions indicate that there is substantial doubt about the Company’s ability to continue as a going concern within one year from the issuance date of the consolidated financial statements.

The Company’s primary source of operating funds since inception through April 2021 was cash proceeds from the private placements of preferred equity and debt securities. During the six months ended June 30, 2021, the Company completed its IPO yielding net proceeds to the Company of approximately $15.7 million from the sale of Common Stock and warrants and approximately $15.5 million from the exercise of warrants. The capital raised included funding for working capital to launch and expand operations in accordance with its business model.

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

(a)	The Company overstated the carrying value of tablets by incorrectly reporting them at cost with no allowance for depreciation, resulting in an overstatement of other assets (complimentary devices), net, in its balance sheets as of December 31, 2019 and 2020, March 31, 2021, and June 30, 2021.
(b)	The Company overstated total assets and total liabilities as of December 31, 2020, by incorrectly recording a note receivable (related parties) and a liability included in current portion of long-term debt (related parties). This note receivable represents a bridge loan provided to the Company by certain related parties that was executed in December 2020 but not fully funded until April 2021.
(c)	The Company did not recognize and report on its balance sheets as of December 31, 2019 and 2020, March 31, 2021, and June 30, 2021, an office lease in accordance with FASB Accounting Standards Update No. 2018-11, Leases (Topic 842).

The accompanying financial statements have been restated to correct the accounting errors and conform to current period presentation.

Impact of the Restatements

The impact of the restatement on the consolidated balance sheet as of June 30, 2021 is presented below:

	As of June 30, 2021
	As Previously	Restatement
	Reported	Adjustments	As Restated
Assets
Current assets:
Cash and cash equivalents	$19,693,653	$—	$19,693,653
Prepaid expenses and other	2,415,361	—	2,415,361
Total current assets	22,109,014	—	22,109,014
Property and equipment, net	150,519	—	150,519
Intangible assets, net	3,945,070	(3,144,811)	800,259
Other assets (complimentary devices), net	1,039,625	(1,039,625)	—
Operating lease right-of-use asset, net	—	121,924	121,924
Other assets	55,350	—	55,350
Total assets	$27,299,578	$(4,062,512)	$23,237,065
Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$982,230	$1	$982,231
Lease liability	—	124,935	124,935
Total current liabilities	982,230	124,936	1,107,166
Total liabilities	982,230	124,936	1,107,166
Stockholders' Equity (Deficit)
Common stock, $0.0001 par value, 80,000,000 shares
authorized, 16,052,833 shares issued and outstanding	1,604	2	1,606
Additional paid-in capital	37,679,500	(525,795)	37,153,705
Accumulated deficit	(11,363,756)	(3,661,656)	(15,025,412)
Total stockholders' equity (deficit)	26,317,348	(4,187,449)	22,129,899
Total liabilities and stockholders' equity (deficit)	$27,299,578	$(4,062,513)	$23,237,065

The impact of the restatement on the consolidated balance sheet as of December 31, 2020 is presented below:

	As of December 31, 2020
	As Previously	Restatement
	Reported	Adjustments	As Restated
Assets
Current assets:
Cash and cash equivalents	$8,335	$—	$8,335
Note receivable (related parties)	1,830,000	(1,830,000)	—
Prepaid expenses and other	793	—	793
Total current assets	1,839,128	(1,830,000)	9,128
Property and equipment, net	117,474	388,820	506,294
Intangible assets, net	4,384,188	(3,495,917)	888,271
Other assets (complimentary devices), net	1,104,000	(1,104,000)	—
Operating lease right-of-use asset, net	—	149,032	149,032
Other assets	7,940	—	7,940
Total assets	$7,452,730	$(5,892,064)	$1,560,666
Liabilities
Current liabilities:
Accounts payable	$516,705	$484,171	$1,000,876
Debt payable, related parties	5,558,808	(1,830,000)	3,728,808
Derivative liability	229,712	(229,712)	—
Lease liability	—	152,646	152,646
Interest payable, related parties	116,600	—	116,600
Total current liabilities	6,421,825	(1,422,895)	4,998,930
Total liabilities	6,421,825	(1,422,895)	4,998,930
Stockholders’ Equity (deficit)
Series Seed convertible preferred stock, $0.0001 par value, 2,500,000 shares authorized, issued, and outstanding	2,500,000	—	2,500,000
Common stock, $0.0001 par value, 15,000,000 shares authorized, 4,441,582 shares issued and outstanding	444	—	444
Additional paid-in capital	2,024,871	51,279	2,076,150
Accumulated deficit	(3,494,410)	(4,520,448)	(8,014,858)
Total stockholders’ equity (deficit)	1,030,905	(4,469,169)	(3,438,264)
Total liabilities and stockholders’ equity (deficit)	$7,452,730	$(5,892,064)	$1,560,666

The impact of the restatements on the consolidated statement of operations for the quarter ended June 30, 2021 is presented below:

	For the Three Months Ended June 30, 2021
	As Previously	Restatement
	Reported	Adjustments	As Restated

Revenues	$936	$—	$936
Cost of sales, net	161,377	(161,377)	—
Gross margin	(160,441)	160,441	—

Operating expenses
Compensation and benefits	—	1,197,742	1,197,742
Other general and administrative	4,255,404	(1,944,113)	2,311,291
Depreciation and amortization	229,317	18,856	248,173
Total operating expenses	4,484,721	(727,515)	3,757,205

Operating loss	—	(3,756,269)	(3,756,269)

Other income (expense)
Other income	14,478	1,856	16,334
Interest expense	(61,787)	(499,999)	(561,786)
Total other income (expense)	(47,309)	(498,144)	(545,453)

Net loss before provision for income taxes	(4,692,471)	389,812	(4,301,722)
Provision for income taxes	—	—	—
Net loss	$(4,692,471)	$389,812	$(4,301,722)

Loss per share, basic and diluted	$(0.44)	$0.02	$(0.42)

Weighted average shares outstanding, basic and diluted	10,701,717	(457,109)	10,244,608
Weighted average common shares, diluted

The impact of the restatements on the consolidated statement of operations for the quarter ended June 30, 2020 is presented below:

	For the Three Months Ended June 30, 2020
	As Previously	Restatement
	Reported	Adjustments	As Restated

Revenues	$—	$—	$—
Cost of sales, net	—	—	—
Gross margin	—	—	—

Operating expenses
Compensation and benefits	—	202,936	202,936
Other general and administrative	—	271,384	271,384
Depreciation and amortization	5,859	193,932	199,791
Total operating expenses	5,859	668,252	674,111

Operating loss	—	(674,111)	(674,111)

Other income (expense)
Other income	—	53,745	53,745
Interest expense	(17,913)	(52,124)	(70,037)
Total other income (expense)	(17,913)	1,622	(16,291)

Net loss before provision for income taxes	(23,772)	(666,630)	(690,402)
Provision for income taxes	—	—	—
Net loss	$(23,772)	$(666,630)	$(690,402)

Loss per share, basic and diluted	$(0.01)	$(0.21)	(0.22)

Weighted average shares outstanding, basic and diluted	3,150,000	750	3,150,750

The impact of the restatements on the consolidated statement of operations for the six-month period ended June 30, 2021 is presented below:

	For the Six Months Ended June 30, 2021
	As Previously	Restatement
	Reported	Adjustments	As Restated

Revenues	$18,386	$—	$18,386
Cost of sales, net	265,883	(265,883)	—
Gross margin	(247,497)	247,497	—

Operating expenses
Compensation and benefits	—	2,080,953	2,080,953
Other general and administrative	7,025,819	(3,462,669)	3,563,150
Depreciation and amortization	457,773	37,715	495,488
Total operating expenses	7,483,592	(1,344,001)	6,139,590

Operating loss	—	(6,121,204)	(6,121,204)

Other income (expense)
Other income	30,443	(1,092)	29,351
Interest expense	(168,700)	(750,000)	(918,700)
Total other income (expense)	(138,257)	(751,092)	(889,349)

Net loss before provision for income taxes	(7,869,346)	840,406	(7,010,553)
Provision for income taxes	—	—	—
Net loss	$(7,869,346)	$840,406	$(7,010,553)

Loss per share, basic and diluted	$(1.00)	$0.04	(0.95)

Weighted average shares outstanding, basic and diluted	7,906,647	(554,802)	7,351,845

The impact of the restatements on the consolidated statement of operations for the six-month period ended June 30, 2020 is presented below:

	For the Six Months Ended June 30, 2020
	As Previously	Restatement
	Reported	Adjustments	As Restated

Revenues	$—	$—	$—
Cost of sales, net	—	—	—
Gross margin	—	—	—

Operating expenses
Compensation and benefits	—	372,705	372,705
Other general and administrative	—	701,973	701,973
Depreciation and amortization	11,512	197,843	209,355
Total operating expenses	11,512	1,272,521	1,284,032

Operating loss	—	(1,284,032)	(1,284,032)

Other income (expense)
Other income	60,853	3,251	64,104
Interest expense	(35,416)	(51,013)	(86,429)
Total other income (expense)	25,437	(47,762)	(22,325)

Net loss before provision for income taxes	13,925	(1,320,283)	(1,306,357)
Provision for income taxes	—	—	—
Net loss	$13,925	$(1,320,283)	$(1,306,357)

Loss per share, basic and diluted	$0.00	$(0.42)	(0.41)

Weighted average shares outstanding, basic and diluted	3,150,000	404	3,150,404

The impact of the restatements on the consolidated statement of cash flows for the six-month period ended June 30, 2021 is presented below:

	For the Six Months Ended June 30, 2021
	As Previously	Restatement
	Reported	Adjustments	As Restated
Operating activities
Net loss	$(7,869,346)	$858,793	$(7,010,553)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	457,773	37,715	495,488
Shares issued with debt	—	750,000	750,000
Share based compensation	1,663,908	(1,531,966)	131,942
Share based payments for services	—	476,180	476,180
Amortization of operating lease right-of-use asset	—	27,109	27,109
Changes in assets and liabilities:
Other assets (complimentary devices)	64,375	(64,375)	—
Prepaid expenses and other assets	(2,414,568)	—	(2,414,568)
Other assets	—	(47,410)	(47,410)
Accounts payable	465,526	(484,171)	(18,645)
Lease liability	—	(27,711)	(27,711)
Interest payable, related parties	(116,600)	—	(116,600)
Net cash used in operations	(7,748,932)	(5,837)	(7,754,769)
Investing activities
Capital expenditures	(51,701)	4	(51,697)
Net cash used in investing activities	(51,701)	4	(51,697)
Financing activities
Proceeds from related party debt payable	2,580,000	(31,656)	2,548,344
Proceeds from issuance of common stock, net	30,949,003	(15,216,354)	15,732,649
Proceeds from issuance of warrants, net	42,910	(42,910)	—
Proceeds from exercise of warrants	—	15,472,859	15,472,859
Proceeds from exercise of options	—	15,085	15,085
Repayments of related party debt payable	(6,085,962)	(191,192)	(6,277,154)
Net cash provided by financing activities	27,485,951	5,832	27,491,783
Net change in cash and cash equivalents	19,685,318	—	19,685,318
Cash and cash equivalents at the beginning of the period	8,335	—	8,335
Cash and cash equivalents at the end of the period	$19,693,653	$—	$19,693,653

The impact of the restatements on the consolidated statement of cash flows for the six-month period ended June 30, 2020 is presented below:

	For the Six Months Ended June 30, 2020
	As Previously	Restatement
	Reported	Adjustments	As Restated
Operating activities
Net income (loss)	$13,925	$(1,320,282)	$(1,306,357)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,512	197,843	209,355
Share based compensation	—	14,358	14,358
Amortization of operating lease right-of-use asset	—	29,165	29,165
Changes in assets and liabilities:
Other assets (complimentary devices)	(1,256,500)	1,256,500	—
Prepaid expenses and other assets	2,315	(65)	2,250
Other assets	—	65	65
Accounts payable	74,325	(82,996)	(8,671)
Lease liability	—	(28,677)	(28,677)
Interest payable, related parties	35,413	7,033	42,446
Net cash used in operations	(1,119,010)	72,943	(1,046,067)
Investing activities
Capital expenditures	—	(1,026,857)	(1,026,857)
Acquisition of intangible assets	(1,418,583)	1,110,855	(307,728)
Net cash used in investing activities	(1,418,583)	83,998	(1,334,585)
Financing activities
Proceeds from related party debt payable	2,539,745	(156,212)	2,383,533
Net cash provided by financing activities	2,539,745	(156,212)	2,383,533
Net change in cash and cash equivalents	2,152	730	2,882
Cash and cash equivalents at the beginning of the period	38,890	—	38,890
Cash and cash equivalents at the end of the period	$41,042	$730	$41,772

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

Level 3 financial assets and liabilities are valued using unobservable inputs to the valuation methodology that are significant to the measurement of fair value. The determination of fair value and the assessment of a measurement's placement within the hierarchy requires judgment. Level 3 valuations often involve a higher degree of judgment and complexity. Level 3 valuations may require the use of various cost, market, or income valuation methodologies applied to unobservable management estimates and assumptions. Management's assumptions could vary depending on the asset or liability valued and the valuation method used. Such assumptions could include estimates of prices, earnings, costs, actions of market participants, market factors, or the weighting of various valuation methods.

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

NOTE 6 DEBT PAYABLE – RELATED PARTIES

During 2019 and 2020, the Company entered into six promissory note agreements with a related party pursuant to which the Company could borrow up to $2,500,000 at an annual interest rate of 5%. Borrowings pursuant to those agreements were $2,500,000 at December 31, 2020.

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

During the year ended December 31, 2020, the Company received a cash advance of $27,154 from an affiliated person. The cash advances carried no specified repayment term, interest rate, or security interest.

During the three-month period ended March 31, 2021, the Company entered into bridge loans totaling $250,000 with related party investors. Terms of the bridge loans with the related parties included repayment of principal on or before June 30, 2021, and an annual interest rate of 18%. In addition to repayment of principal and interest under the bridge loans, the Company issued 157,503 shares of Common Stock. Management valued these issuances of shares at $250,000 and recorded that amount in interest expense.

During April 2021, the Company entered into bridge loans with related party and non-related party investors for an additional aggregate amount of $500,000, with an 18% interest rate. In addition to paying the interest and principal, the Company issued 315,007 shares of Common Stock to the bridge loan lenders. Management valued these issuances of shares at $500,000 and recorded that amount in interest expense.

All borrowings from related parties were paid in full upon completion of the Company’s IPO in May 2021.

NOTE 7 COMMITMENTS AND CONTINGENCIES

Concentration of Credit Risk

Generally, the Company’s cash balances, which are deposited in non-interest-bearing accounts may exceed FDIC insurance limits from time to time. The financial stability of these institutions is periodically reviewed by senior management. At June 30, 2021 and December 31, 2020, cash balances in excess of FDIC requirements were $19,443,653 and $-0-, respectively.

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

In 2018, the Company created a class of Series Seed Preferred Stock and 2,500,000 shares of Series Seed Preferred Stock were authorized. During 2018 and 2019, 2,500,000 shares of Series Seed Preferred Stock was issued to an investor in exchange for $2,500,000 cash consideration. Shares of Series Seed Preferred Stock converted to Common Stock at a ratio of 1:1.260023 at any time at the option of the holder. Holders of Series Seed Preferred Stock had preferential liquidation rights in the event of the Company’s dissolution. Shares of Series Seed Preferred Stock bore no interest or dividend payments to its holders. The Series Seed Preferred Stock had a buyout feature if not converted into Common Stock by the holder. Series Seed Preferred Stock could be bought out by the Company if full return of principal is made to the holder ($2,500,000), plus an additional 1x return of capital to the holder ($2,500,000). On December 31, 2020, 2,500,000 Series Seed Preferred Stock shares were issued and outstanding. In May 2021, 2,500,000 shares of Series Seed Preferred Stock were converted into 3,150,058 shares of Common Stock at a conversion ratio of 1:1.260023.

Dividends

Holders of preferred stock are not entitled to dividend payment but do have liquidation preference in the event of dissolution of the Company. Holders of Common Stock are not entitled to dividend payments but would receive such payments in the event dividend payments were made to stockholders. There was no dividend payment made on any class of stock (Common Stock or preferred stock) through June 30, 2021.

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

Initial Public Offering

On May 3, 2021, the Company’s registration statement on Form S-1 (File No. 333-251959) was declared effective by the Securities and Exchange Commission (the “SEC”) and the Company completed its IPO on May 6, 2021. In connection with the IPO, the Company issued and sold 4,291,045 shares of Common Stock and warrants to purchase 4,291,045 shares of Common Stock (including 559,701 shares of Common Stock and warrants to purchase 559,701 shares of Common Stock pursuant to the full exercise of the underwriters’ overallotment option), at the combined public offering price of $4.15 for aggregate gross proceeds of approximately $17.8 million , before deducting underwriting discounts and commissions and other estimated offering expenses payable by Alfi. Net IPO proceeds of approximately $15.7 million were allocated $11.0 million to Common Stock and $4.7 million to warrants. The warrants were exercisable immediately upon issuance and at any time up to the date that is five years from the date of issuance and have an exercise price of $4.57 per share.

On May 3, 2021, pursuant to the underwriting agreement for the IPO, we issued to the underwriters warrants to purchase up to an aggregate of 186,567 shares of Common Stock (“Underwriter’s Warrants”). The Underwriter’s Warrants may be exercised beginning on May 3, 2022 until May 3, 2026. The initial exercise price of each Underwriter’s Warrant is $5.19 per share.

Warrants Issued and Exercised

Warrants to purchase 4,477,612 shares of Common Stock were issued in connection with the Company’s May 2021 IPO. Through June 30, 2021, warrant holders had exercised warrants to purchase 3,385,746 shares of Common Stock providing Alfi with approximately $15.5 million in additional working capital. As of June 30, 2021, there were warrants outstanding to purchase 1,091,866 shares of Common Stock. As of August 13, 2021, warrant holders have exercised a total of 3,507,237 warrants providing a total of  approximately $16.0 million in additional funding. As of August 13, 2021, there were warrants outstanding to purchase 970,375 shares of Common Stock.

Share Buy-Back

On June 23, 2021, Alfi announced a $2.0 million buy-back of its stock.  The buy-back was completed on July 9, 2021, with Alfi acquiring 137,650 shares that are recorded as treasury stock.

Employee Equity (Stock) Incentive Plan

The Company has a stock equity incentive plan, the 2018 Plan, under which, at its sole discretion, it may award employees of the Company Common Stock or Common Stock options, among other awards, as an incentive for performance. Total shares of Common Stock reserved under the 2018 Plan for employee grants is not to exceed 1,575,029 shares. During the three-month periods ended June 30, 2021 and June 30, 2020, respectively, the Company granted 251,500 and 137,819 Common Stock options under the 2018 Plan. During the six-month periods ended June 30, 2021 and June 30, 2020, respectively, the Company granted 449,168 and 137,819 Common Stock options under the 2018 Plan.

On June 30, 2021, and December 31, 2020, total Common Stock options issued under the 2018 Plan were 673,535 and 236,259, respectively. Weighted average strike price per employee stock option as of June 30, 2021, was approximately $2.20 per share. Management recorded stock-based compensation expense associated with the issuance of employee stock options of $85,256 and 14,358 for the three months ended June 30, 2021 and 2020, respectively, and $131,942 and $14,358 for the six months ended June 30, 2021 and 2020, respectively.

During the three months ended June 30, 2021, one employee exercised stock options and received 11,892 restricted shares of Common Stock.

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

NOTE 9 PROPERTY AND EQUIPMENT

Property and equipment, net of accumulated depreciation, consists of the following:

	Jun 30, 2021	Dec 31, 2020

Tablets	$972,050	$972,050
Office furniture and fixtures	242,960	191,261
Property and equipment, gross	1,215,010	1,163,311

Less accumulated depreciation	(1,064,491)	(657,017)

Property and equipment, net	$150,519	$506,294

The Company incurred depreciation expense of $204,168 and $199,791 for the three-month periods ended June 30, 2021, and June 30, 2020, respectively, and $407,476 and $209,355 for the six-month periods ended June 30, 2021, and June 20, 2020, respectively.

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

Intangible assets, net of accumulated amortization, consists of the following:

	Jun 30, 2021	Dec 30, 2021

Capitalized software	$832,045	$832,045
Patents	144,239	144,239
Intangible assets, gross	976,284	976,284

Less accumulated amortization	(176,025)	(88,013)

Intangible assets, net	$800,259	$888,271

The Company incurred amortization expense of $44,006 and $-0- for the three-month periods ended June 30, 2021, and June 30, 2020, respectively and $88,012 and $-0- for the six-month periods ended June 30, 2021, and June 30, 2020, respectively.

Future amortization of intangible assets as of June 30, 2021, is as follows:

2021	$88,012
2022	176,025
2023	176,025
2024	176,025
2025	92,820
Thereafter	91,351
$800,259

NOTE 11 SUBSEQUENT EVENTS

The Company has disclosed events that have occurred after the balance sheet date of June 30, 2021 through August 16, 2021 (the Original Filing date of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021).

The Company signed a contract to purchase a condominium for $1,100,000 in Miami Beach, FL on July12, 2021. The purchase was completed in August 2021. The Company sold the condominium in April 2022 for a gross sales price of approximately $1.1 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context requires otherwise, references to the “Company,” “Alfi,” “we,” “us” and “our” refer to Alfi, Inc., a Delaware corporation and its wholly owned subsidiary, Alfi (N.I.) Ltd, formed in Belfast, Northern Ireland on September 18, 2018. Unless otherwise noted, the share and per share information in this Quarterly Report reflect a forward stock split of the Common Stock privately held before the IPO at a percentage of 1.260023 effective on March 15, 2021.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements generally relate to future events or our future financial or operating performance. Forward–looking statements in this Quarterly Report include statements regarding our business and technology development, our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, and plans and objectives of management. In some cases, you can identify forward-looking statements because they contain words such as “may,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. These forward-looking statements are not guarantees of future performance; they reflect our current views with respect to future events and are based on assumptions and are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from expectations or results projected or implied by forward-looking statements.

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

Overview

We seek to provide solutions that bring transparency and accountability to the DOOH advertising marketplace. Alfi uses artificial intelligence and big data analytics to measure and disseminate audience presence and audience demographics. Our computer vision technology is powered by proprietary artificial intelligence, to determine the relevant demographic and geospecific information of the audience in front of an Alfi-enabled device, such as a tablet or kiosk.  Alfi can then deliver in real-time, the advertisements to that particular viewer based on the viewer’s demographic profile and/or geolocation.  Alfi is designed to deliver the right marketing content, to the right person at the right time in a responsible and ethical manner.  By delivering the advertisements most relevant to the audience in front of the device, we connect our advertising customers to the viewers they seek to target.  The result is higher click through rates (“CTRs”), higher QR code scans and higher cost per thousand rates (“CPM”).

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

Recent Developments

Initial Public Offering

On May 3, 2021, the Company’s registration statement on Form S-1(File No. 333-251959) was declared effective by the SEC and the Company completed its IPO on May 6, 2021. In connection with the IPO, the Company issued and sold 4,291,045 shares of Common Stock and warrants to purchase 4,291,045 shares of Common Stock (including 559,701 shares of Common Stock and warrants to purchase 559,701 shares of Common Stock pursuant to the full exercise of the underwriters’ overallotment option), at the combined public offering price of $4.15 for aggregate gross proceeds of approximately $17.8 million, before deducting underwriting discounts and commissions and other estimated offering expenses payable by Alfi. The warrants were exercisable immediately upon issuance and at any time up to the date that is five years from the date of issuance and have an exercise price of $4.57 per share.

On May 3, 2021, pursuant to the underwriting agreement for the IPO, we issued to the underwriters warrants to purchase up to an aggregate of 186,567 shares of Common Stock (“Underwriter’s Warrants”). The Underwriter’s Warrants may be exercised beginning on May 3, 2022 until May 3, 2026. The initial exercise price of each Underwriter’s Warrant is $5.19 per share.

Warrants Exercised

Warrants to purchase 4,477,612 shares of Common Stock were issued in connection with the Company’s May 2021 IPO. Through June 30, 2021, warrant holders had exercised warrants to purchase 3,385,746 shares of Common Stock, providing Alfi with approximately $15.5 million in additional working capital. As of June 30, 2021, there were warrants outstanding to purchase 1,091,866 shares of Common Stock. As of August 13, 2021, warrant holders have exercised warrants to purchase a total of 3,507,237 shares of Common Stock, providing a total of approximately $16.0 million in additional funding. As of August 13, 2021, there were warrants outstanding to purchase 970,375 shares of Common Stock.

Share Buy-Back

On June 23, 2021, Alfi announced a $2.0 million buy-back of its stock.  The buy-back was completed on July 9, 2021, with Alfi acquiring 137,650 shares that are recorded as treasury stock.

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

Three-Month Period Ended June 30, 2021, Compared to Three-Month Period Ended June 30, 2020

	Three months	Three months
	ended Jun 30,	ended Jun 30,
	2021	2020	$ Change	% Change
Revenues	$936	$—	$936	N/M

Operating expenses
Compensation and benefits	1,197,742	202,936	994,806	490.2%
Other general and administrative	2,311,291	271,384	2,039,907	751.7%
Depreciation and amortization	248,173	199,791	48,381	24.2%
Total operating expenses	3,757,205	674,111	3,083,095	457.4%

Operating loss	(3,756,269)	(674,111)	(3,082,158)	457.2%

Other income (expense)
Other income	16,334	53,745	(37,412)	(69.6)%
Interest expense	(561,786)	(70,037)	(491,750)	702.1%
Total other expense	(545,453)	(16,291)	(529,161)	N/M

Net loss before provision for income taxes	(4,301,722)	(690,402)	(3,611,320)	523.1%
Provision for income taxes
Net loss	$(4,301,722)	$(690,402)	$(3,611,320)	523.1%

Revenues

For the three months ended June 30, 2021 and 2020, net revenues were $936 and $-0-, respectively. The Company entered into no transactions generating significant revenue during either quarter.

Operating Expenses

For the three months ended June 30, 2021 and 2020, total operating expenses were $3,757,205 and $674,111, respectively, an increase of $3,083,095. Compensation and benefits expense increased as independent contractors became full time employees effective March 1, 2021. Other general and administrative expenses increased due to higher costs related to the Company’s growth and launch of its technology platform and the Company’s IPO. The increase in other general and administrative expenses reflected higher investor relations, insurance, consulting, and marketing costs incurred during the three-month period ended June 30, 2021. Depreciation and amortization charges increased as the three-month period ended June 30, 2021 included additional depreciation charges for tablets acquired during 2020.

Other Income (Expense)

Other income of $16,334 and $56,745 for the three months ended June 30, 2021 and 2020, respectively, includes realized and collected foreign tax credits associated with its wholly owned subsidiary Alfi (N.I.) Ltd. Interest expense of $561,786 and $70,037 for the three months ended June 30, 2021 and 2020, respectively, rose due to additional related party debt payable preceding the Company’s IPO. All borrowings from related parties were paid in full upon completion of the IPO.

Net Loss

For the three months ended June 30, 2021, the net loss increased from $690,402 to $4,301,722, an increase of $3,611,320 compared with the three months ended June 30, 2020. The increase was primarily due to higher operating expenses related to the Company’s growth and launch of its technology platform and additional expenses incurred in connection with the IPO.

Six-Month Period Ended June 30, 2021, Compared to Six-Month Period Ended June 30, 2020

	Six months	Six months
	ended Jun 30,	ended Jun 30,
	2021	2020	$ Change	% Change

Revenues	$18,386	$—	$18,386	N/M

Operating expenses
Compensation and benefits	2,080,953	372,705	1,708,248	458.3%
Other general and administrative	3,563,150	701,973	2,861,177	407.6%
Depreciation and amortization	495,488	209,355	286,133	136.7%
Total operating expenses	6,139,590	1,284,032	4,855,558	378.1%

Operating loss	(6,121,204)	(1,284,032)	(4,837,171)	376.7%

Other income (expense)
Other income	29,351	64,104	(34,753)	(54.2)%
Interest expense	(918,700)	(86,429)	(832,271)	963.0%
Total other expense	(889,349)	(22,325)	(867,025)	N/M

Net loss before provision for income taxes	(7,010,553)	(1,306,357)	(5,704,196)	436.6%
Provision for income taxes	—	—	—	N/M
Net loss	$(7,010,553)	$(1,306,357)	$(5,704,196)	436.6%

Revenues, net

For the six months ended June 30, 2021 and 2020, net revenues were $18,386 and $-0-, respectively. The revenues earned during the six months ended June 30, 2021 related to Alfi’s first SaaS contract revenue generated from a retailer that paid Alfi for the cost of the initial pilot for the company.

Operating Expenses

For the six months ended June 30, 2021 and 2020, total operating expenses were $6,139,590 and $1,284,032, respectively, an increase of $4,855,558. Compensation and benefits expense increased as independent contractors became full time employees effective March 1, 2021. Other general and administrative expenses increased due to higher costs related to the Company’s growth and launch of its technology platform and the IPO. The increase in other general and administrative expenses reflected higher investor relations, insurance, recruiting, consulting, and marketing costs incurred during the six months ended June 30, 2021. Depreciation and amortization charges increased as the six months ended June 30, 2021 included additional depreciation charges for tablets acquired during 2020.

Operating Loss

For the six months ended June 30, 2021, the operating loss increased from $1,284,032 to $6,121,204, an increase of $4,837,171 compared with the six months ended June 30, 2020. The increase was primarily due to higher operating expenses related to the Company’s growth and launch of its technology platform and additional expenses incurred in connection with the IPO.

Other Income (Expense)

Other income of $29,351 and $64,104 for the six months ended June 30, 2021 and 2020, respectively, included realized and collected foreign tax credits associated with its wholly owned subsidiary Alfi (N.I.) Ltd. Interest expense of $918,700 and $86,429 for the six months ended June 30, 2021 and 2020, respectively, rose primarily due to additional interest expense incurred from related-party financing provided during the 2021 months preceding the Company’s May 2021 IPO.

Net Loss

For the six months ended June 30, 2021, the net loss increased from $1,306,357 to $7,010,553, an increase of $5,704,196 compared with the six months ended June 30, 2020. The increase was primarily due to higher operating expenses related to the Company’s growth and launch of its technology platform and additional expenses incurred in connection with the Company’s May 2021 IPO.

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

The Company’s primary source of operating funds since inception through April 2021 was cash proceeds from the private placements of preferred equity and debt securities. During the six months ended June 30, 2021, the Company completed its IPO yielding net proceeds to the Company of approximately $15.7 million from the sale of Common Stock and warrants and approximately $15.5 million from the exercise of warrants. The capital raised included funding for working capital to launch and expand operations in accordance with its business model.

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

Our Interim Chief Executive Officer and Interim Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of June 30, 2021. In designing and evaluating the Company’s disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired objectives, and the Company necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

Our management, with the participation of our Interim Chief Executive Officer and Interim Chief Financial Officer, who serve as our principal executive officer and principal financial and accounting officer, respectively, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. Based on such evaluation, our Interim Chief Executive Officer and Interim Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2021.

As noted in Note 4 to the consolidated financial statements included in this Quarterly Report, the Company concluded that the Prior Period Financial Statements should no longer be relied upon and should be restated. As such, management believes material weaknesses exist in its internal controls over financial reporting as of June 30, 2021. The Company does not have a sufficient complement of personnel commensurate with the accounting and reporting requirements of a public company. The material weaknesses identified relate to inadequate controls that address segregation of certain accounting duties and reconciliation and analysis of certain key accounts. We have concluded that these material weaknesses arose because, as a pre-revenue private company recently formed, we did not have the necessary personnel to design effective components of internal control, including risk assessment control activities information/communication and monitoring to satisfy the accounting and financial reporting requirements of a public company.

In light of the conclusion that the Company’s internal disclosure controls were ineffective as of June 30, 2021, it has applied additional procedures and processes as necessary to ensure the reliability of financial reporting in regard to this Quarterly Report. Accordingly, the Company believes, based on its knowledge, that: (i) this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the period covered by this report; and (ii) the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects our financial condition, results of operations and cash flows as of and for the periods presented in this Quarterly Report.

Changes in Internal Control Over Financial Reporting

Except as disclosed in Note 4 to the consolidated financial statements included elsewhere in this Quarterly Report, there have been no changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management will seek to remediate the material weaknesses described above through hiring additional qualified accounting and financial reporting personnel, and designing and implementing financial reporting systems, processes, policies and internal controls.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None through August 16, 2021 (the Original Filing date of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021).

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

On August 31, 2021, the Company issued to the organizer of a sports tournament 31,683 shares of Common Stock, pursuant to an agreement to sponsor such tournament. The shares of Common Stock were issued in a transaction not involving a public offering, in reliance upon an exemption from registration under Section 4(a)(2) of the Securities Act. The Company has since obtained, in connection with the Company’s termination of the sponsorship agreement, the return of the 31,683 shares of Common Stock.

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

Except for the use of proceeds to repurchase shares of Common Stock as discussed below, there has been no material change in the use of proceeds of our IPO from the use of proceeds described in the prospectus filed as part of our registration statement on Form S-1 (333-251959).

Share Buy-back Program

On June 23, 2021, Alfi announced a $2.0 million buy-back of its Common Stock. The buy-back was completed on July 9, 2021, with Alfi acquiring 137,650 shares, at an average price of $14.5296 per share, and recorded as treasury stock by Alfi.

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