Form 10-Q
period 2021-09-30
Alfi, Inc.
filed 2022-05-16
CIK 1833908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of April 30, 2022, there were 16,094,882 shares of the Company’s common stock, par value $0.0001, outstanding.

ALFI, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Alfi, Inc.

f/k/a Lectrefy, Inc.

Consolidated Balance Sheets

	Unaudited
	Sep 30, 2021	Dec 31, 2020
Assets
Current assets:
Cash and cash equivalents	$10,066,498	$8,335
Prepaid expenses and other	1,394,651	793
Total current assets	11,461,149	9,128

Property and equipment, net	3,440,518	506,294
Intangible assets, net	756,253	888,271
Operating lease right-of-use asset, net	108,728	149,032
Asset held for sale and other assets	1,183,752	7,940
Total assets	$16,950,400	$1,560,665

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$1,050,623	$1,000,876
Debt, related parties	—	3,728,808
Lease liability	111,438	152,646
Interest payable, related parties	—	116,600
Total current liabilities	1,162,061	4,998,930
Total liabilities	1,162,061	4,998,930

Stockholders' Equity (Deficit)
Series Seed convertible preferred stock, $0.0001 par value, 2,500,000 shares authorized, -0- and 2,500,000 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	—	2,500,000
Common stock, $0.0001 par value, 80,000,000 shares authorized, 16,068,599 and 4,441,582 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	1,620	444
Additional paid-in capital	37,895,961	2,076,150
Accumulated deficit	(20,109,245)	(8,014,859)
Common stock held in treasury at cost, $0.0001 par 137,650 and 0 shares, respectively	(1,999,997)	—
Total stockholders' equity (deficit)	15,788,339	(3,438,265)
Total liabilities and stockholders' equity (deficit)	$16,950,400	$1,560,665

See accompanying notes to the consolidated financial statements

Alfi, Inc.

f/k/a Lectrefy, Inc.

Consolidated Statement of Operations

(Unaudited)

	Three months	Three months	Nine months	Nine months
	ended Sep 30,	ended Sep 30,	ended Sep 30,	ended Sep 30,
	2021	2020	2021	2020
Revenues	$112	$—	$18,498	$—

Operating expenses
Compensation and benefits	1,743,607	283,967	3,824,560	656,672
Other general and administrative	3,126,452	181,565	6,689,601	883,538
Depreciation and amortization	223,339	240,623	718,827	449,978
Total operating expenses	5,093,398	706,155	11,232,988	1,990,188

Operating loss	(5,093,286)	(706,155)	(11,214,490)	(1,990,188)

Other income (expense)
Other income	9,542	110,726	38,892	174,830
Interest expense	(89)	(72,341)	(918,788)	(158,770)
Total other income (expense)	9,453	38,385	(879,896)	16,060

Net loss before provision for income taxes	(5,083,833)	(667,770)	(12,094,386)	(1,974,128)
Provision for income taxes	—	—	—	—
Net loss	$(5,083,833)	$(667,770)	$(12,094,386)	$(1,974,128)

Loss per share, basic and diluted	$(0.32)	$(0.21)	$(1.18)	$(0.62)

Weighted average shares outstanding, basic and diluted	16,035,827	3,181,559	10,246,506	3,160,789

See accompanying notes to the consolidated financial statements

Alfi, Inc.

f/k/a Lectrefy, Inc.

Consolidated Statement of Changes to Stockholders’ Equity

(Unaudited)

								Total
	Series Seed Convertible				Additional		Common	Stockholders'
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stock Held	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	in Treasury	(Deficit)

Balance - January 1, 2020	2,500,000	$2,500,000	3,150,058	$315	$—	$(2,467,584)	$—	$32,731
Net loss	—	—	—	—	—	(615,955)	—	(615,955)
Balance - March 31, 2020	2,500,000	2,500,000	3,150,058	315	—	(3,083,539)	—	(583,224)
Share based compensation	—	—	—	—	14,358	—	—	14,358
Net loss	—	—	—	—	—	(690,402)	—	(690,402)
Balance - June 30, 2020	2,500,000	2,500,000	3,150,058	315	14,358	(3,773,941)	—	(1,259,268)
Shares issued for services	—	—	31,501	3	24,997	—	—	25,000
Share based compensation	—	—	—	—	14,358	—	—	14,358
Net loss	—	—	—	—	—	(667,770)	—	(667,770)
Balance - September 30, 2020	2,500,000	$2,500,000	3,181,559	$318	$53,713	$(4,441,711)	$—	$(1,887,680)

								Total
	Series Seed Convertible				Additional		Common	Stockholders'
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stock Held	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	in Treasury	(Deficit)
Balance - January 1, 2021	2,500,000	$2,500,000	4,441,582	$444	$2,076,150	$(8,014,859)	$—	$(3,438,265)
Shares issued with debt	—	—	157,503	16	249,984	—	—	250,000
Share based compensation	—	—	—	—	46,685	—	—	46,685
Net loss	—	—	—	—	—	(2,708,831)	—	(2,708,831)
Balance - March 31, 2021	2,500,000	2,500,000	4,599,085	460	2,372,819	(10,723,690)	—	(5,850,411)
Shares issued with debt	—	—	315,007	32	499,968	—	—	500,000
Conversion of convertible preferred stock to common	(2,500,000)	(2,500,000)	3,150,058	315	2,499,685	—	—	—
Shares issued for cash	—	—	4,291,045	429	10,993,471	—	—	10,993,900
Warrants issued for cash	—	—	—	—	4,738,750	—	—	4,738,750
Exercise of warrants	—	—	3,385,746	338	15,472,521	—	—	15,472,859
Shares issued for services	—	—	300,000	30	476,150	—	—	476,180
Share based compensation	—	—	—	—	85,258	—	—	85,258
Exercise of options	—	—	11,892	2	15,085	—	—	15,087
Net loss	—	—	—	—	—	(4,301,722)	—	(4,301,722)
Balance - June 30, 2021	—	—	16,052,833	1,606	37,153,706	(15,025,412)	—	22,129,900
Exercise of warrants	—	—	121,733	14	558,250	—	—	558,264
Share based compensation	—	—	—	—	184,005	—	—	184,005
Shares issued for services	—	—	31,683	—	—	—	—	—
Treasury shares purchased	—	—	(137,650)	—	—	—	(1,999,997)	(1,999,997)
Net loss	—	—	—	—	—	(5,083,833)	—	(5,083,833)
Balance - September 30, 2021	—	$—	16,068,599	$1,620	$37,895,961	$(20,109,245)	$(1,999,997)	$15,788,339

See accompanying notes to the consolidated financial statements

Alfi, Inc.

f/k/a Lectrefy, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months	Nine months
	ended Sep 30,	ended Sep 30,
	2021	2020
Operating activities
Net loss	$(12,094,386)	$(1,974,128)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	718,827	449,978
Shares issued with debt	750,000	—
Share based compensation	315,947	28,716
Share based payments for services	476,180	25,000
Amortization of operating lease right-of-use asset	40,305	43,376
Changes in assets and liabilities:
Prepaid expenses and other assets	(1,393,858)	2,793
Other assets	(72,375)	65
Accounts payable and accrued expenses	49,746	77,692
Lease liability	(41,208)	(42,644)
Interest payable, related parties	(116,600)	70,804
Net cash used in operating activities	(11,367,422)	(1,318,348)
Investing activities
Capital expenditures	(3,521,029)	(995,045)
Purchase of condominium	(1,103,437)	—
Acquisition of intangible assets	—	(307,728)
Net cash used in investing activities	(4,624,466)	(1,302,773)
Financing activities
Proceeds from related party debt payable	2,548,346	2,640,687
Proceeds from issuance of common stock, net	15,732,649	—
Proceeds from exercise of warrants	16,031,122	—
Proceeds from exercise of options	15,085	—
Repayments of related party debt payable	(6,277,154)	—
Purchase of treasury shares	(1,999,997)	—
Net cash provided by financing activities	26,050,051	2,640,687
Net change in cash and cash equivalents	10,058,163	19,567
Cash and cash equivalents at the beginning of the period	8,335	38,890
Cash and cash equivalents at the end of the period	$10,066,498	$58,457

Supplemental disclosure of cash flow information
Cash paid for interest	$285,478	$—
Cash paid for income tax	$—	$—

Supplemental disclosure of non-cash investing and financing activities
Conversion of preferred stock to common stock	$2,500,000	$—

See accompanying notes to the consolidated financial statements

ALFI, INC.

f/k/a LECTREFY, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 BUSINESS DESCRIPTION BACKGROUND

Alfi, Inc. is a C-corporation incorporated in Delaware that operates in the technology sector; specifically, Software as a Service (“SaaS”) in the Digital Out Of Home (“DOOH”) Smart Advertising segment. This segment includes artificial intelligence, machine & deep learning, edge computing, Big Data, telecommunications, and the Internet of Things (IoT). Alfi, Inc. includes its wholly owned subsidiary Alfi (N.I.) Ltd, the results of which are presented on a consolidated basis in the financial statements included in this Quarterly Report on Form 10-Q (this “Quarterly Report”). Alfi (N.I.) Ltd is a registered business in Belfast, Ireland. Collectively, the consolidated entity is referred to as the “Company” or “Alfi” throughout this Quarterly Report.

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

Through September 30, 2021, the Company has distributed and activated into operations over 4,200 devices (tablets and kiosks) at no cost to rideshare, mall, or airport owner(s). It is the viewers of the Alfi-enabled device, rather than the rideshare, mall or airport owner, that the Alfi-enabled device engages with and to whom the Company delivers advertising and content.

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

Assets Held for Sale and Other Assets

Assets held for sale and other assets include a condominium purchased in August 2021 and sold in April 2022. The purchase and sale price was approximately $1.1 million.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. Fair values approximate carrying values for cash, accounts payable, notes payable, fixed assets, and amortizable intangible assets.

Loss Per Share

The Company computes basic net loss per share by dividing net loss per share available to stockholders of the Company’s common stock $0.001 par value per share (the “Common Stock”) by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into the Common Stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic and diluted loss per share excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of Common Stock during the period.

Potentially dilutive securities excluded from the computation of basic net loss per share as of are as follows:

	September 30,	September 30,
	2021	2020
Convertible Series (“Seed”) Preferred stock	—	3,150,058
Warrants	970,133	—
Employee stock options	542,618	196,883
Total potentially dilutive securities	1,512,751	3,346,941

Common Stock

The Company issued 3,150,058 shares of Common Stock on April 4, 2018 to the Company’s founders. At September 30, 2021 and December 31, 2020, outstanding shares of Common Stock totaled 16,068,599 and 4,441,582, respectively. During the nine-month period ended September 30, 2021, the Company issued 4,291,045 shares of Common Stock for cash in its initial public offering, which was completed on May 6, 2021 (“IPO”), 3,507,479 shares of Common Stock upon exercise of warrants issued in connection with the IPO, and 3,150,058 shares of Common Stock from conversion of all outstanding shares of the Company’s Series Seed Preferred Stock, $0.0001 par value per share (the “Series Seed Preferred Stock”) to shares of Common Stock. During the three months ended September  30, 2021, the Company repurchased 137,650 shares of its Common Stock for $1,999,997. The Company paid no dividends on Common Stock issued through September 30, 2021. The Company accounts for Common Stock issued with debt, issued for services, and issued as share based compensation at fair value.

Convertible Instruments

Through September 30, 2021, the Company did not record or issue convertible notes with beneficial conversion features and did not record debt discounts related to beneficial conversion features. During 2020 and 2019, the Company issued Series Seed Preferred Stock, which is convertible into Common Stock on a 1:1.260023 basis at the option of the holder, and is classified as stockholders’ equity on the balance sheet at December 31, 2020. When converted into Common Stock by Series Seed Preferred Stock holders, its fair value approximates the existing carrying (book) value of the Series Seed Preferred Stock as stated.

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

Thus, no embedded derivatives were identified on the conversion option of Series Seed Preferred Stock at September 30, 2021 and December 31, 2020. In May 2021, 2,500,000 shares of Series Seed Preferred Stock converted into 3,150,058 shares of Common Stock. There were no outstanding shares of Series Seed Preferred Stock on September 30, 2021.

Common Stock Purchase Warrants

The Company accounts for warrants to purchase its Common Stock in accordance with ASC 815. Proceeds from the issuance of warrants indexed to the Company’s own stock are classified in stockholders’ equity (deficit).

Stock based compensation

The Company maintains a stock equity incentive plan, the Alfi, Inc. 2018 Stock Incentive Plan (the “2018 Plan”) under which it may grant non-qualified stock options, incentive stock options, stock appreciation rights, stock awards, performance and performance-based awards, or stock units to employees, non-employee directors and consultants. The Company measures compensation expense for stock-based grants at fair value. Compensation expense is recognized over the vesting period relevant to the award.

Income Taxes

Deferred income tax assets and liabilities are determined based on the estimated future tax effects of net operating loss and credit carryforwards and temporary differences between the tax basis of assets and liabilities and their respective financial reporting amounts measured at the current enacted tax rates. The Company records an estimated valuation allowance on its deferred income tax assets if it is more likely than not that these deferred income tax assets will be realized. The Company carries a 100% valuation reserve against deferred tax assets. The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company has not recorded any unrecognized tax benefits. The Company’s policy is to record tax-related interest as interest expense and tax-related penalties as general and administrative expenses in the statements of operations. The Company did not recognize any such penalties or interest during the periods presented under this Quartely Report.

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

The Company’s primary source of operating funds since inception through April 2021 was cash proceeds from the private placements of preferred equity and debt securities. During the nine months ended September 30, 2021, the Company completed its IPO yielding net proceeds to the Company of approximately $15.7 million from the sale of Common Stock and warrants and approximately $15.5 million from the exercise of warrants. The capital raised included funding for working capital to launch and expand operations in accordance with its business model.

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

NOTE 4 RESTATEMENTS OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Prior Period Restatements

On March 11, 2022, the Audit Committee (the “Audit Committee”) of the Company’s Board of Directors (the “Board”) and the Company’s management concluded that the previously issued audited financial statements for the years ended December 31, 2019 and 2020, included in the Company’s Registration Statement on Form S-1 (File No. 333-251959), and the Company’s previously issued interim financial statements included in the Company’s Quarterly Reports on Forms 10-Q for the quarters ended March 31, 2021 and June 30, 2021 (collectively, the “Prior Period Financial Statements”), should no longer be relied upon as a result of the accounting errors described below and should be restated. Similarly, any previously furnished or filed reports, press releases, earnings releases, investor presentations or other communications describing the Prior Period Financial Statements and related financial information should not be relied upon.

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

The accompanying financial statements as of December 31, 2020 have been restated to correct the accounting errors and conform to current period presentation.

Impact of the Restatements

The impact of the restatements on the consolidated balance sheet as of December 31, 2020 is presented below:

	As of December 31, 2020
	As Previously	Restatement
	Reported	Adjustments	As Restated
Assets
Current assets:
Cash and cash equivalents	$8,335	$—	$8,335
Note receivable (related parties)	1,830,000	(1,830,000)	—
Prepaid expenses and other	793	—	793
Total current assets	1,839,128	(1,830,000)	9,128
Property and equipment, net	117,474	388,820	506,294
Intangible assets, net	4,384,188	(3,495,917)	888,271
Other assets (complimentary devices), net	1,104,000	(1,104,000)	—
Operating lease right-of-use asset, net	—	149,032	149,032
Other assets	7,940	—	7,940
Total assets	$7,452,730	$(5,892,065)	$1,560,665
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$516,705	$484,171	$1,000,876
Debt payable, related parties	5,558,808	(1,830,000)	3,728,808
Derivative liability	229,712	(229,712)	—
Lease liability	—	152,646	152,646
Interest payable, related parties	116,600	—	116,600
Total current liabilities	6,421,825	(1,422,895)	4,998,930
Total liabilities	6,421,825	(1,422,895)	4,998,930
Stockholders' Equity (deficit)
Series Seed convertible preferred stock, $0.0001 par value, 2,500,000 shares authorized, issued, and outstanding	2,500,000	—	2,500,000
Common stock, $0.0001 par value, 80,000,000 shares authorized, 4,441,582 shares issued and outstanding	444	—	444
Additional paid-in capital	2,024,871	51,279	2,076,150
Accumulated deficit	(3,494,410)	(4,520,449)	(8,014,859)
Total stockholders' equity (deficit)	1,030,905	(4,469,170)	(3,438,265)
Total liabilities and stockholders' equity (deficit)	$7,452,730	$(5,892,065)	$1,560,665

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

NOTE 6 DEBT – RELATED PARTIES

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

During the nine-month period ended September 30, 2021, the Company entered into bridge loans totaling $800,000 with related party investors. Terms of the bridge loans with the related parties included repayment of principal on or before June 30, 2021, and an annual interest rate of 18%. In addition to repayment of principal and interest under the bridge loans, the Company issued 472,510 shares of Common Stock. Management valued these issuances of shares at $750,000 and recorded that amount in interest expense.

A summary of borrowings from related parties follows.

			Interest
	Lender	Loan Payable	Rate	Accrual
Balance at January 1, 2019		$—		$—
Note borrowings	Affiliated entity	759,091	5%	8,358
Balance at December 31, 2019		$759,091		$8,358
Interest on prior borrowings			N/A	38,059
Note borrowings	Affiliated entity	1,740,909	5%	66,576
Tablet financing	Affiliated entity	950,000	N/A	—
Bridge loan	Affiliated entity	251,654	18%	3,138
Bridge loan	Affiliated entity	27,154	N/A	—
Balance at December 31, 2020		$3,728,808		$116,130
Interest on prior borrowings			N/A	60,256
Bridge loans	Affiliated entities	1,748,346	18%	83,399
Bridge loans	Affiliated persons	800,000	18%	25,693
Repayments		(6,277,154)		(285,478)
Balance at September 30, 2021		$—		$—

All borrowings from related parties were paid in full upon completion of the Company’s IPO in May 2021.

NOTE 7 COMMITMENTS AND CONTINGENCIES

Concentration of Credit Risk

Generally, the Company’s cash balances, which are deposited in non-interest-bearing accounts may exceed FDIC insurance limits from time to time. The financial stability of these institutions is periodically reviewed by senior management. At September 30, 2021 and December 31, 2020, cash balances in excess of FDIC requirements were $9,816,498 and $-0-, respectively.

Litigation, Claims, and Assessments

The Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. See Note 11 Subsequent Events for further discussion.

NOTE 8 STOCKHOLDERS’ EQUITY (DEFICIT)

Common shares issued before the IPO were recorded at estimated fair value. In May 2021, the Company completed its IPO of its Common Stock, creating liquidity and a visible fair market value for its Common Stock. The Common Stock is listed on the Nasdaq Capital Market under the symbol “ALF”.

In 2018, the Company created a class of Series Seed Preferred Stock and 2,500,000 shares of Series Seed Preferred Stock were authorized. During 2018 and 2019, 2,500,000 shares of Series Seed Preferred Stock was issued to an investor in exchange for $2,500,000 cash consideration. Shares of Series Seed Preferred Stock converted to Common Stock at a ratio of 1:1.260023 at any time at the option of the holder. Holders of Series Seed Preferred Stock had preferential liquidation rights in the event of the Company’s dissolution. Shares of Series Seed Preferred Stock bore no interest or dividend payments to its holders. The Series Seed Preferred Stock had a buyout feature if not converted into Common Stock by the holder. Series Seed Preferred Stock could be bought out by the Company if full return of principal is made to the holder ($2,500,000), plus an additional 1x return of capital to the holder ($2,500,000). On December 31, 2020, 2,500,000 Series Seed Preferred Stock shares were issued and outstanding. In May 2021, 2,500,000 shares of Series Seed Preferred Stock were converted into 3,150,058 shares of Common Stock at a conversion ratio of 1:1.260023. During the nine-month period ended September 30, 2021, no preferred stock was issued by the Company, and no shares of preferred stock were outstanding at September 30, 2021.

Dividends

Holders of preferred stock are not entitled to dividend payment but do have liquidation preference in the event of dissolution of the Company. Holders of Common Stock are not entitled to dividend payments but would receive such payments in the event dividend payments were made to stockholders. There was no dividend payment made on any class of stock (Common Stock or preferred stock) through September 30, 2021.

Common Stock

The Company is authorized to issue 80,000,000 shares of Common Stock, par value $0.0001. In 2018, 3,150,058 shares of Common Stock were issued to the three management members who are the Company’s founders, at par. In March 2021, a 1.260023 to 1 forward stock split was effected. Common stock share numbers contained herein in this Quarterly Report are presented on a post-split basis unless specifically noted otherwise.

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

During the nine-month period ended September 30, 2021, the Company arranged two bridge loans with related party investors. The Company issued 472,510 shares of Common Stock, in exchange for bridge loan funding necessary to procure ongoing business operations. Management valued these issuances of shares at $750,000 and recorded that amount in interest expense.

During the nine-month period ended September 30, 2021, the Company also issued 300,000 shares of Common Stock in connection with certain vendor contracts. Management valued this issuance of shares at $476,180 and recorded that amount in other general and administrative expense.

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

Warrants Issued and Exercised

Warrants to purchase 4,477,612 shares of Common Stock were issued in connection with the Company’s May 2021 IPO. As of September 30, 2021, warrant holders have exercised warrants to purchase 3,507,479 shares of Common Stock, providing Alfi with $16,031,122 in additional funding. As of September 30, 2021, there were warrants outstanding to purchase 970,133 shares of Common Stock.

Share Buy-Back

On June 23, 2021, Alfi announced a $2.0 million buy-back of its Common Stock.  The buyback was completed on July 9, 2021, with Alfi acquiring 137,650 shares of Common Stock, for an aggregate price of $1,999,997, which are recorded as treasury stock.

Employee Equity (Stock) Incentive Plan

The Company has a stock equity incentive plan, the 2018 Plan, in which, at its sole discretion, it may award employees Common Stock or Common Stock options, among other awards, as an incentive for performance. Total shares of Common Stock reserved under the plan for employee grants is not to exceed 1,575,029 shares. During the three months ended September 30, 2021 and 2020, respectively, the Company granted -0- and -0- Common Stock options under the 2018 Plan. During the nine months ended September 30, 2021 and 2020, respectively, the Company granted 449,168 and 137,819 Common Stock options under the 2018 Plan.

On September 30, 2021, and December 31, 2020, total Common Stock options issued and outstanding under the 2018 Plan were 542,618 and 236,259, respectively. During the three and nine-month periods ended September 30, 2021, weighted average strike price per employee stock option as of September 30, 2021, was approximately $2.49 per share. Management recorded stock-based compensation expense associated with the issuance of employee stock options of $184,005 and $14,358 for the three months ended September 30, 2021 and 2020, respectively, and $315,947 and $28,716 for the nine months ended September 30, 2021 and 2020, respectively.

During the nine months ended September 30, 2021, one employee exercised stock options and received 11,892 restricted shares of Common Stock, and 130,917 options were cancelled due to employee terminations.

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

NOTE 9 PROPERTY AND EQUIPMENT

Property and equipment, net of accumulated depreciation, consists of the following:

	Sep 30, 2021	Dec 31, 2020

Tablets	$4,364,496	$972,050
Office furniture and fixtures	319,846	191,261
Property and equipment, gross	4,684,342	1,163,311

Less accumulated depreciation	(1,243,824)	(657,017)

Property and equipment, net	$3,440,518	$506,294

The Company incurred depreciation expense of $179,333 and $196,617 for the three-month periods ended September 30, 2021, and 2020, respectively, and $586,809 and $405,971 for the nine-month periods ended September 30, 2021 and 2020, respectively.

Property and equipment includes approximately 25,000 and 9,600 Lenovo tablet hardware devices at September 30, 2021 and December 31, 2020, respectively, including approximately 16,500 tablets purchased for $3,392,446 during the three-month period ended September 30, 2021. Tablets are provided to rideshare and other businesses at no charge, but remain the property of the Company and must be returned to the Company upon termination of the rideshare or other use agreement. The Company may pay a revenue share or commission to such third party for the placement of the Alfi-enabled device.

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

Intangible assets, net of accumulated amortization, consists of the following:

	Sep 30, 2021	Dec 31, 2020

Capitalized software	$832,045	$832,045
Patents	144,239	144,239
Intangible assets, gross	976,284	976,284

Less accumulated amortization	(220,031)	(88,013)

Intangible assets, net	$756,253	$888,271

The Company incurred amortization expense of $44,006 and $44,006 for the three-month periods ended September 30, 2021 and 2020, respectively and $132,018 and $44,006 for the nine-month periods ended September 30, 2021 and 2020, respectively.

Future amortization of intangible assets as of September 30, 2021, is as follows:

2021	$44,006
2022	176,025
2023	176,025
2024	176,025
2025	92,820
Thereafter	91,351
$756,253

NOTE 11 SUBSEQUENT EVENTS

Warrants Exercised

During the quarter ended December 31, 2021, warrant holders exercised warrants to purchase 748 shares of Common Stock, providing $3,418 in additional capital. As of December 31, 2021, warrant holders have exercised warrants to purchase 3,508,227 shares of Common Stock, providing Alfi with $16,034,189 in additional funding. As of December 31, 2021, there were warrants outstanding to purchase 969,385 shares of Common Stock.

Changes in Management

As previously disclosed in the Company’s filings with the SEC on October 22, 2021, the Board placed each of Paul Pereira, the Company’s then President and Chief Executive Officer, Dennis McIntosh, the Company’s then Chief Financial Officer and Treasurer, and Charles Pereira, the Company’s then Chief Technology Officer, on paid administrative leave and authorized an Investigation into certain corporate transactions and other matters.

Also as previously disclosed, since placing the former executives on leave, the Board has appointed: (i) James Lee as Chairman of the Board, replacing Mr. P. Pereira in such role; (ii) new management personnel, including Peter Bordes as Interim Chief Executive Officer, Louis Almerini as Interim Chief Financial Officer and David Gardner as Chief Technology Officer; (iii) two new independent directors to the Board, Allen Capsuto and Patrick Dolan; and (iv) Mr. Capsuto as Chair of the Audit Committee and Mr. Dolan as a member of the Compensation Committee (the “Compensation Committee”) and the Nominating and Corporate Governance Committee of the Board (the “Nominating and Corporate Governance Committee”). Furthermore, Mr. P. Pereira resigned as a director and from all positions he held with the Company, Mr. McIntosh resigned from all positions he held with the Company, and Mr. C. Pereira’s employment with the Company was terminated.

Findings of the Investigation

The Investigation was conducted by a special committee of the Board (the “Special Committee”) consisting of Mr. Capsuto, the Audit Committee Chair, who was appointed to the Special Committee on November 8, 2021. The Special Committee retained outside legal counsel to assist in conducting the Investigation, and such counsel retained additional advisors to provide forensic accounting services, computer forensics and e-discovery services and other legal services.

The Investigation found, among other things, that the Company’s former senior management caused the Company to enter into certain transactions and certain agreements that were not approved by the Board, some of which included the unauthorized issuance of shares of Common Stock, as follows:

●	The Company’s former senior management caused the Company to purchase a condominium in Miami Beach, Florida for a purchase price of approximately $1.1 million without the Board’s knowledge or approval. After the conclusion of the Investigation, the Company sold the condominium for a price of $1.1 million on April 15, 2022. Net proceeds after commissions and other expenses of the sale were approximately $990,000.
●	The Company’s former senior management caused the Company to enter into an agreement to sponsor a sports tournament for two years, for a $640,000 sponsorship fee, which the Company paid $320,000 in cash and $320,000 through the issuance of 31,683 shares of Common Stock, without the Board’s knowledge or approval. The Company has since obtained, in connection with the Company’s termination of the sponsorship agreement, the return of the 31,683 shares of Common Stock. In addition, of the $320,000 in cash paid by the Company, $295,000 was converted to a charitable contribution and the remaining $25,000 was retained by the tournament organizer.
●	The Company’s former senior management caused the Company to enter into agreements with three vendors: (i) an investor relations firm to provide investor relations and strategic consulting services and capital introductions; (ii) a consultant to provide financial and business advice; and (iii) a start-up call center to provide customer service, sales and onboarding services. Pursuant to these agreements, cash payments totaling approximately $1,200,000 were made to these vendors and 300,000 shares of Common Stock were issued to them without the Board’s knowledge or approval.

These findings and other conduct by the Company’s former senior management were previously disclosed in the Company’s Current Report on Form 8-K filed on February 23, 2022.

The Investigation found the Company’s internal control over financial reporting to be deficient with respect to: (i) the disbursement process for third-party vendors; (ii) the review and approval process for significant vendor contracts; (iii) the use of Company credit cards by executives; (iv) the supervision and approval of travel and entertainment expenses incurred by executives; (v) the segregation of duties in connection with the payment and recording of invoices and related bank reconciliations; (vi) the lack of a sufficient accounting manual; and (vii) guidelines for the capitalization of fixed assets.

Litigation, Claims, and Assessments

The Company may be involved in legal proceedings, claims and assessments. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

On December 2, 2021, the Company and certain of its present and former officers and directors were named as defendants in a putative class action lawsuit styled Steppacher v. Alfi, Inc., et al., Case No. 1:21-cv-24232, brought in the United States District Court for the Southern District of Florida. On December 15, 2021, the Company, certain of its present and former officers and directors, and the underwriters in the IPO were named as defendants in a second putative class action styled Kleinschmidt v. Alfi, Inc., et al., Case No. 1:21-cv-24338, also brought in the United States District Court for the Southern District of Florida. The complaints in both actions allege that the Company and other named defendants violated Sections 11 and 15 of the Securities Act of 1933, as amended (the “Securities Act”), with respect to allegedly false and misleading statements included in the registration statement and prospectus supplements issued in connection with the IPO (the “Offering Documents”) in May 2021, and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder, by allegedly making false and materially misleading statements and failing to disclose material adverse facts in the Company’s public filings with the SEC. Both complaints assert that the putative plaintiff class includes: (i) persons or entities, other than the defendants, who purchased or acquired the Common Stock or warrants to purchase the Common Stock pursuant and/or traceable to the Offering Documents; and (ii) persons or entities, other than the defendants, who purchased or acquired the Company’s securities between May 4, 2021, and November 15, 2021 (both dates inclusive). The plaintiffs seek unspecified compensatory damages, including interest, and costs and expenses, including attorney’s and expert fees. On February 3, 2022, the court consolidated the two actions under the caption Steppacher, Jr., et al. v. Alfi, Inc. et al., Case No. 21-cv-24232-KMW. Three putative stockholders (or groups of stockholders) moved to be appointed as lead plaintiff, and the court appointed Candido Rodriguez as lead plaintiff. The consolidated actions are now captioned Rodriguez, et al. v. Alfi, Inc., et al., Case No. 21-cv-24232-KMW.  The Company intends to vigorously defend these actions and is currently unable to estimate the costs and timing of the resolution of this matter.

On April 27, 2022, Ryan Dodgson filed a Verified Shareholder Derivative Complaint on behalf of the Company styled Ryan Dodgson, derivatively on behalf of Alfi, Inc., Plaintiff, v. Paul Pereira, Dennis McIntosh, Charles Pereira, Peter Bordes, John M. Cook, II, Justin Elkouri, Allison Ficken, Jim Lee, Richard Mowser, and Frank Smith, Defendants, and Alfi, Inc., Nominal Defendant, Case 1:22-cv-21318, in the United States District Court for the Southern District of Florida.  The complaint alleges, as to the defendants: (i) violations of Section 10(b) and Rule 10b-5 of the Exchange Act; (ii) violations of Section 20(a) of the Exchange Act; (iii) breach of fiduciary duties; (iv) unjust enrichment; (v) abuse of control; (vi) gross mismanagement; and (vii) waste of corporate assets, in connection with alleged improper corporate transactions, an alleged pattern and practice of abuse of control of the Company and allegedly deficient internal controls, among other things.  The complaint also seeks contribution under Section 11(f) of the Securities Act and Section 21D of the Exchange Act as to the defendants, and seeks contribution under Sections 10(b) and 21D of the Exchange Act as to defendants Mr. P. Pereira and Mr. McIntosh.  Plaintiff requests a declaration that the defendants have breached or aided and abetted the breach of their fiduciary duties to the Company, an award of damages to the Company, restitution, and an award of plaintiff’s costs and disbursements in the action, including reasonable attorneys’ and experts’ fees, costs and expenses, and alleged improvements to the Company’s corporate governance and internal procedures regarding compliance with laws. The Company is currently unable to estimate the costs and timing of the resolutions of this matter.

During February and March 2022, two former employees filed breach of contract claims against the Company. The Company is currently unable to estimate the costs and timing of arbitration of these claims.

Other Matters

As previously disclosed, on November 9, 2021, the Company received a letter from the staff of the SEC indicating that the Company, its affiliates and agents may possess documents and data relevant to an ongoing investigation being conducted by the staff of the SEC and notifying the Company that such documents and data should be reasonably preserved and retained until further notice. The materials to be preserved and retained include documents and data created on or after April 1, 2018 that: (i) were created, modified or accessed by certain named former and current officers and directors of the Company or any other officer or director of the Company; or (ii) relate or refer to the condominium or the sports tournament sponsorship identified in the Company's Current Report on Form 8-K filed on November 1, 2021, or financial reporting and disclosure controls, policies or procedures. On March 8, 2022, the Company received a subpoena from the SEC relating to the investigation. The Company intends to cooperate fully with the SEC in this matter. The Company is currently unable to estimate the costs and timing of the resolution of this matter.

The Company’s former Chief Executive Officer and former Chief Financial Officer have made claims that the Company indemnify and advance the legal fees and expenses incurred by them in connection with the Investigation and the putative class action litigations and the SEC investigation, each referred to above. With respect to the advancement of fees and expenses incurred in connection with the Investigation prior to December 31, 2021, the amount of such fees and expenses that is subject to advancement is approximately $147,000. The former officers have also demanded advancement of fees and expenses of additional amounts of approximately $339,000 for the period from January 1, 2022 through March 31, 2022. Additional amounts may be subject to claims for advancement and indemnification, but the Company is unable to estimate the amount of additional fees and expenses that may be subject to advancement or indemnification.

Credit and Security Agreement – Related Party

On April 12, 2022, the Company entered into a Credit and Security Agreement (the “Credit Agreement”) with a related party lender. Pursuant to the agreement, the Company may borrow up to $2,500,000 for up to one year. Through May 10, 2022, the lender has funded to the Company $1,000,000 under the Credit Agreement. Prior to the maturity date, the Company may borrow an additional $1.5 million under the Credit Agreement, in the lender’s sole discretion and subject to the Company requesting such additional funds from the lender in accordance with the Credit Agreement, the accuracy of the Company’s representations in the Credit Agreement and related documents, and that no default under the Credit Agreement has occurred and is continuing.

The line of credit note matures on the earlier of (i) the date upon which the Company consummates a debt or equity financing in an amount equal to or greater than $4,000,000 or (ii) April 12, 2023. Borrowings under the Credit Agreement are collateralized by a security interest in the Company’s assets. Interest on the unpaid principal amount accrues at an annual rate of 6% through October 12, 2022 and an annual rate of 9% thereafter, except that in event of default additional penalty interest at an annual rate of 3% will accrue on borrowings through October 12, 2022. In connection with the Credit Agreement, the Company issued a warrant to the lender pursuant to which the lender may purchase up to 1,250,000 shares of the Common Stock at a price of $1.51 per share. The warrant can be exercised commencing on the three-month anniversary of the Credit Agreement (i.e., on July 12, 2022) and expires on April 12, 2025.

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

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements generally relate to future events or our future financial or operating performance. Forward–looking statements in this Quarterly Report include statements regarding our business and technology development, our strategy, future operations, anticipated financial position, estimated revenues and losses, projected costs, prospects and plans and objectives of management. In some cases, you can identify forward-looking statements because they contain words such as “may,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. These forward-looking statements are not guarantees of future performance; they reflect our current views with respect to future events and are based on assumptions and are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from expectations or results projected or implied by forward-looking statements.

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

Warrants Exercised

During the quarter ended December 31, 2021, warrant holders exercised warrants to purchase 748 shares of Common Stock, providing $3,418 in additional capital. As of December 31, 2021, warrant holders have exercised warrants to purchase 3,508,227 shares of Common Stock, providing Alfi with $16,034,189 in additional funding. As of December 31, 2021, there were warrants outstanding to purchase 969,385 shares of Common Stock.

Share Buy-Back

On June 23, 2021, Alfi announced a $2.0 million buy-back of its Common Stock.  The buyback was completed on July 9, 2021, with Alfi acquiring 137,650 shares of Common Stock, for an aggregate price of $1,999,997, which are recorded as treasury stock.

Changes in Management

As previously disclosed in the Company’s filings with the SEC on October 22, 2021, the Board placed each of Paul Pereira, the Company’s then President and Chief Executive Officer, Dennis McIntosh, the Company’s then Chief Financial Officer and Treasurer, and Charles Pereira, the Company’s then Chief Technology Officer, on paid administrative leave and authorized an Investigation into certain corporate transactions and other matters.

Also as previously disclosed, since placing the former executives on leave, the Board has appointed: (i) James Lee as Chairman of the Board, replacing Mr. P. Pereira in such role; (ii) new management personnel, including Peter Bordes as Interim Chief Executive Officer, Louis Almerini as Interim Chief Financial Officer and David Gardner as Chief Technology Officer; (iii) two new independent directors to the Board, Allen Capsuto and Patrick Dolan; and (iv) Mr. Capsuto as Chair of the Audit Committee and Mr. Dolan as a member of the Compensation Committee and the Nominating and Corporate Governance Committee. Furthermore, Mr. P. Pereira resigned as a director and from all positions he held with the Company, Mr. McIntosh resigned from all positions he held with the Company, and Mr. C. Pereira’s employment with the Company was terminated.

Findings of the Investigation

The Investigation was conducted by a Special Committee. The Special Committee retained outside legal counsel to assist in conducting the Investigation, and such counsel retained additional advisors to provide forensic accounting services, computer forensics and e-discovery services and other legal services.

The Investigation found, among other things, that the Company’s former senior management caused the Company to enter into certain transactions and certain agreements that were not approved by the Board, some of which included the unauthorized issuance of shares of Common Stock, as follows:

●	The Company’s former senior management caused the Company to purchase a condominium in Miami Beach, Florida for a purchase price of approximately $1.1 million without the Board’s knowledge or approval. After the conclusion of the Investigation, the Company sold the condominium for a price of $1.1 million on April 15, 2022. Net proceeds after commissions and other expenses of the sale were approximately $990,000.
●	The Company’s former senior management caused the Company to enter into an agreement to sponsor a sports tournament for two years, for a $640,000 sponsorship fee, which the Company paid $320,000 in cash and $320,000 through the issuance of 31,683 shares of Common Stock, without the Board’s knowledge or approval. The Company has since obtained, in connection with the Company’s termination of the sponsorship agreement, the return of the 31,683 shares of Common Stock. In addition, of the $320,000 in cash paid by the Company, $295,000 was converted to a charitable contribution and the remaining $25,000 was retained by the tournament organizer.
●	The Company’s former senior management caused the Company to enter into agreements with three vendors: (i) an investor relations firm to provide investor relations and strategic consulting services and capital introductions; (ii) a consultant to provide financial and business advice; and (iii) a start-up call center to provide customer service, sales and onboarding services. Pursuant to these agreements, cash payments totaling approximately $1,200,000 were made to these vendors and 300,000 shares of Common Stock were issued to them without the Board’s knowledge or approval.

These findings and other conduct by the Company’s former senior management were previously disclosed in the Company’s Current Report on Form 8-K filed on February 23, 2022.

The Investigation found the Company’s internal control over financial reporting to be deficient with respect to: (i) the disbursement process for third-party vendors; (ii) the review and approval process for significant vendor contracts; (iii) the use of Company credit cards by executives; (iv) the supervision and approval of travel and entertainment expenses incurred by executives; (v) the segregation of duties in connection with the payment and recording of invoices and related bank reconciliations; (vi) the lack of a sufficient accounting manual; and (vii) guidelines for the capitalization of fixed assets.

Credit and Security Agreement – Related Party

On April 12, 2022, the Company entered into a Credit and Security Agreement with a related party lender. Pursuant to the agreement, the Company may borrow up to $2,500,000 for up to one year. Through May 10, 2022, the lender has funded to the Company $1,000,000 under the Credit Agreement. Prior to the maturity date, the Company may borrow an additional $1.5 million under the Credit Agreement, in the lender’s sole discretion and subject to the Company requesting such additional funds from the lender in accordance with the Credit Agreement, the accuracy of the Company’s representations in the Credit Agreement and related documents, and that no default under the Credit Agreement has occurred and is continuing.

The line of credit note matures on the earlier of (i) the date upon which the Company consummates a debt or equity financing in an amount equal to or greater than $4,000,000 or (ii) April 12, 2023. Borrowings under the Credit Agreement are collateralized by a security interest in the Company’s assets. Interest on the unpaid principal amount accrues at an annual rate of 6% through October 12, 2022 and an annual rate of 9% thereafter, except that in event of default additional penalty interest at an annual rate of 3% will accrue on borrowings through October 12, 2022. In connection with the Credit Agreement, the Company issued a warrant to the lender pursuant to which the lender may purchase up to 1,250,000 shares of the Common Stock at a price of $1.51 per share. The warrant can be exercised commencing on the three-month anniversary of the Credit Agreement (i.e., on July 12, 2022) and expires on April 12, 2025.

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

Three-Month Period Ended September 30, 2021, Compared to Three-Month Period Ended September 30, 2020

	Three months	Three months
	ended Sep 30,	ended Sep 30,
	2021	2020	$ Change	% Change
Revenues	$112	$—	$112	N/M

Operating expenses
Compensation and benefits	1,743,607	283,967	1,459,640	514.0%
Other general and administrative	3,126,452	181,565	2,944,887	N/M
Depreciation and amortization	223,339	240,623	(17,284)	(7.2)%
Total operating expenses	5,093,398	706,155	4,387,243	621.3%

Operating loss	(5,093,286)	(706,155)	(4,387,131)	621.3%

Other income (expense)
Other income	9,542	110,726	(101,184)	(91.4)%
Interest expense	(89)	(72,341)	72,252	(99.9)%
Total other income (expense)	9,453	38,385	(28,932)	(75.4)%

Net loss before provision for income taxes	(5,083,833)	(667,770)	(4,416,063)	661.3%
Provision for income taxes	—	—	—	—
Net loss	$(5,083,833)	$(667,770)	$(4,416,063)	661.3%

Revenues

For the three-month periods ended September 30, 2021 and 2020, net revenues were $112 and $-0-, respectively. The Company entered into no transactions generating significant revenue during either quarter.

Operating Expenses

For the three months ended September 30, 2021 and 2020, total operating expenses were $5,093,398 and $706,155, respectively, an increase of $4,387,243. Compensation and benefits expense increased as independent contractors became full time employees effective March 1, 2021. Other general and administrative expenses increased due to higher costs related to the Company’s growth and launch of its technology platform and the Company’s May 2021 IPO. The increase in other general and administrative expenses reflected higher legal and professional fees, investor relations, insurance, and marketing costs incurred during the three months ended September 30, 2021.

Operating Loss

For the three months ended September 30, 2021, the operating loss increased from $706,155 to $5,093,286, an increase of  $4,387,131 compared with the three months ended September 30, 2020. The increase was primarily due to higher operating expenses related to product development and the Company’s May 2021 IPO, as discussed above.

Other Income (Expense)

Other income of $9,542 and $110,726 for the three months ended September 30, 2021 and 2020, respectively, includes realized and collected foreign tax credits of $-0- and $106,235, respectively, associated with its wholly owned subsidiary Alfi (N.I.) Ltd.  Interest expense of $89 and $73,341 for the three-month periods ended September 30, 2021 and 2020, respectively, declined since the Company repaid all related party notes with a portion of the cash proceeds from its May 2021 IPO.

Net Loss

For the three months ended September 30, 2021, the net loss increased from $667,770 to $5,083,833, an increase of $4,416,063 compared with the three months ended September 31, 2020. The increase was primarily due to higher operating expenses related to the Company’s growth and launch of its technology platform and additional expenses, including higher legal and professional fees related to operating as a public company subsequent to the Company’s May 2021 IPO.

Nine-Month Period Ended September 30, 2021, Compared to Nine-Month Period Ended September 30, 2020

	Nine months	Nine months
	ended Sep 30,	ended Sep 30,
	2021	2020	$ Change	% Change

Revenues	$18,498	$—	$18,498	N/M

Operating expenses
Compensation and benefits	3,824,560	656,672	3,167,888	482.4%
Other general and administrative	6,689,601	883,538	5,806,063	657.1%
Depreciation and amortization	718,827	449,978	268,849	59.7%
Total operating expenses	11,232,988	1,990,188	9,242,800	464.4%

Operating loss	(11,214,490)	(1,990,188)	(9,224,302)	463.5%

Other income (expense)
Other income	38,892	174,830	(135,938)	(77.8)%
Interest expense	(918,788)	(158,770)	(760,018)	478.7%
Total other income (expense)	(879,896)	16,060	(895,956)	N/M

Net loss before provision for income taxes	(12,094,386)	(1,974,128)	(10,120,258)	512.6%
Provision for income taxes	—	—	—	N/M
Net loss	$(12,094,386)	$(1,974,128)	$(10,120,258)	512.6%

Revenues, net

For the nine months ended September 30, 2021 and 2020, net revenues were $18,498 and $-0-, respectively. The revenues earned during the nine months ended September 30, 2021 related to Alfi’s first SaaS contract revenue generated from a retailer that paid Alfi for the cost of the initial pilot for the company.

Operating Expenses

For the nine months ended September 30, 2021 and 2020, total operating expenses were $11,232,988 and $1,990,188, respectively, an increase of $9,242,800. Compensation and benefits expense increased as independent contractors became full time employees effective March 1, 2021. Other general and administrative expenses increased due to higher costs related to the Company’s growth and launch of its technology platform and the Company’s May 2021 listing as a public company. The increase in other general and administrative expenses reflected higher investor relations, insurance, recruiting, legal and professional fees, and marketing costs incurred during the nine months ended September 30, 2021. Depreciation and amortization charges increased as the nine-month period ended September 30, 2021 included additional depreciation charges for tablets acquired during 2021.

Operating Loss

For the nine-month period ended September 30, 2021, the operating loss increased from $1,990,188 to $11,214,490, an increase of  $9,224,302 compared with the nine-month period ended September 30, 2020. The increase was primarily due to higher operating expenses related to product development and the Company’s May 2021 IPO, as discussed above.

Other Income (Expense)

Other income of $38,892 and $174,830 for the nine months ended September 30, 2021 and 2020, respectively, included realized and collected foreign tax credits of $34,736 and $167,089, respectively, associated with its wholly owned subsidiary Alfi (N.I.) Ltd. Interest expense of $918,788 and $158,770 for the nine-month periods ended September 30, 2021 and 2020, respectively, rose primarily due to additional interest expense incurred from related-party financing provided during the 2021 months preceding the Company’s May 2021 IPO.

Net Loss

For the nine months ended September 30, 2021, the net loss increased from $1,974,128 to $12,094,386, an increase of $10,120,258 compared with the nine months ended September 30, 2020. The increase was primarily due to higher operating expenses related to the Company’s growth and launch of its technology platform and additional expenses incurred in connection with the Company’s May 2021 IPO.

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

The Company’s primary source of operating funds since inception through April 2021 was cash proceeds from the private placements of preferred equity and debt securities. During the nine months ended September 30, 2021, the Company completed its IPO yielding net proceeds to the Company of approximately $15.7 million from the sale of Common Stock and warrants and approximately $16.0 million from the exercise of warrants. The capital raise included funding for working capital to launch and expand operations in accordance with its business model. On April 12, 2022, the Company entered into the Credit Agreement with a related party lender, pursuant to which it may borrow up to $2,500,000 for up to one year. Through May 10, 2022, the lender has funded to the Company $1,000,000 under the Credit Agreement.

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

Our significant accounting policies are more fully described in our consolidated financial statements (Note 2) included elsewhere in this Quarterly Report.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the specified time periods and accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

Our Interim Chief Executive Officer and Interim Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of September 30, 2021. In designing and evaluating the Company’s disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired objectives, and the Company necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

Our management, with the participation of our Interim Chief Executive Officer and Interim Chief Financial Officer, who serve as our principal executive officer and principal financial and accounting officer, respectively, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. Based on such evaluation, our Interim Chief Executive Officer and Interim Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2021.

As noted in Note 4 to the consolidated financial statements included in this Quarterly Report, the Company concluded that the Prior Period Financial Statements should no longer be relied upon and should be restated. As such, management believes material weaknesses exist in its internal controls over financial reporting as of September 30, 2021. The Company does not have a sufficient complement of personnel commensurate with the accounting and reporting requirements of a public company. The material weaknesses identified relate to inadequate controls that address segregation of certain accounting duties and reconciliation and analysis of certain key accounts. We have concluded that these material weaknesses arose because, as a pre-revenue private company recently formed, we did not have the necessary personnel to design effective components of internal control, including risk assessment control activities information/communication and monitoring to satisfy the accounting and financial reporting requirements of a public company.

In light of the conclusion that the Company’s internal disclosure controls were ineffective as of September 30, 2021, it has applied additional procedures and processes as necessary to ensure the reliability of financial reporting in regard to this Quarterly Report. Accordingly, the Company believes, based on its knowledge, that: (i) this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the period covered by this report; and (ii) the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects our financial condition, results of operations and cash flows as of and for the periods presented in this Quarterly Report.

Changes in Internal Control Over Financial Reporting

Except as disclosed in Note 4 to the consolidated financial statements included in this Quarterly Report, there have been no changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management will seek to remediate the material weaknesses described above through hiring additional qualified accounting and financial reporting personnel, and designing and implementing financial reporting systems, processes, policies and internal controls.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are party to the legal proceedings described below. We are unable to provide any assurances as to the ultimate outcome of these proceedings and intend to vigorously defend these matters.

Litigation

On December 2, 2021, the Company and certain of its present and former officers and directors were named as defendants in a putative class action lawsuit styled Steppacher v. Alfi, Inc., et al., Case No. 1:21-cv-24232, brought in the United States District Court for the Southern District of Florida. On December 15, 2021, the Company, certain of its present and former officers and directors, and the underwriters in the Company’s IPO were named as defendants in a second putative class action styled Kleinschmidt v. Alfi, Inc., et al., Case No. 1:21-cv-24338, also brought in the United States District Court for the Southern District of Florida. The complaints in both actions allege that the Company and other named defendants violated Sections 11 and 15 of the Securities Act with respect to allegedly false and misleading statements included in the registration statement and prospectus supplements issued in connection with the Company’s IPO (the “Offering Documents”) in May 2021, and Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, by allegedly making false and materially misleading statements and failing to disclose material adverse facts in the Company’s public filings with the SEC. Both complaints assert that the putative plaintiff class includes: (i) persons or entities, other than the defendants, who purchased or acquired the Common Stock or warrants to purchase the Common Stock pursuant and/or traceable to the Offering Documents; and (ii) persons or entities, other than the defendants, who purchased or acquired the Company’s securities between May 4, 2021, and November 15, 2021 (both dates inclusive). The plaintiffs seek unspecified compensatory damages, including interest, and costs and expenses, including attorney’s and expert fees. On February 3, 2022, the court consolidated the two actions under the caption Steppacher, Jr., et al. v. Alfi, Inc. et al., Case No. 21-cv-24232-KMW. Three putative stockholders (or groups of stockholders) moved to be appointed as lead plaintiff, and the court appointed Candido Rodriguez as lead plaintiff. The consolidated actions are now captioned Rodriguez, et al. v. Alfi, Inc., et al., Case No. 21-cv-24232-KMW.

On April 27, 2022, Ryan Dodgson filed a Verified Shareholder Derivative Complaint on behalf of the Company styled Ryan Dodgson, derivatively on behalf of Alfi, Inc., Plaintiff, v. Paul Pereira, Dennis McIntosh, Charles Pereira, Peter Bordes, John M. Cook, II, Justin Elkouri, Allison Ficken, Jim Lee, Richard Mowser, and Frank Smith, Defendants, and Alfi, Inc., Nominal Defendant, Case 1:22-cv-21318, in the United States District Court for the Southern District of Florida.  The complaint alleges, as to the defendants: (i) violations of Section 10(b) and Rule 10b-5 of the Exchange Act; (ii) violations of Section 20(a) of the Exchange Act; (iii) breach of fiduciary duties; (iv) unjust enrichment; (v) abuse of control; (vi) gross mismanagement; and (vii) waste of corporate assets, in connection with alleged improper corporate transactions, an alleged pattern and practice of abuse of control of the Company and allegedly deficient internal controls, among other things.  The complaint also seeks contribution under Section 11(f) of the Securities Act and Section 21D of the Exchange Act as to the defendants, and seeks contribution under Sections 10(b) and 21D of the Exchange Act as to defendants Mr. P. Pereira and Mr. McIntosh. Plaintiff requests a declaration that the defendants have breached or aided and abetted the breach of their fiduciary duties to the Company, an award of damages to the Company, restitution, and an award of plaintiff’s costs and disbursements in the action, including reasonable attorneys’ and experts’ fees, costs and expenses, and alleged improvements to the Company’s corporate governance and internal procedures regarding compliance with laws.

Arbitration

On February 23, 2022, Fred Figueroa, a former Executive Assistant at the Company, filed a Demand for Arbitration against the Company with the American Arbitration Association (“AAA”), alleging overtime violations of the Fair Labor Standards Act, as amended, and breach of contract claims involving alleged termination without cause in violation of Mr. Figueroa’s employment agreement. In his Demand for Arbitration, Mr. Figueroa seeks damages in the amount of $81,000 for base salary and 5,000 shares of Common Stock in the amount of $16,650 pursuant to a stock option award from the Company, as well as attorneys’ fees and costs. The arbitration proceeding was initiated pursuant to the arbitration provision in Mr. Figueroa’s employment agreement with the Company. The Company is in the process of responding to Mr. Figueroa’s claims. The Company is currently unable to estimate the costs and timing of the arbitration, including any potential damages, if Mr. Figueroa were to prevail on any of his claims.

On March 10, 2022, Charles Pereira, a former Chief Technology Officer of the Company, filed a Statement of Claim against the Company with the AAA, alleging various breaches of contract and torts with respect to his employment, his compensation, and the termination of his employment. In his Statement of Claim, Mr. Pereira seeks damages in an amount to be determined at the hearing, but not less than $10 million dollars, and certain declaratory relief and other money damages. The arbitration proceeding was initiated pursuant to the arbitration provision in Mr. Pereira’s employment agreement with the Company. The Company is in the process of responding to Mr. Pereira’s claims. The Company is currently unable to estimate the costs and timing of the arbitration, including any potential damages, if Mr. Pereira were to prevail on any of his claims.

Other Matters

As previously disclosed, on November 9, 2021, the Company received a letter from the staff of the SEC indicating that the Company, its affiliates and agents may possess documents and data relevant to an ongoing investigation being conducted by the staff of the SEC and notifying the Company that such documents and data should be reasonably preserved and retained until further notice. The materials to be preserved and retained include documents and data created on or after April 1, 2018 that: (i) were created, modified or accessed by certain named former and current officers and directors of the Company or any other officer or director of the Company; or (ii) relate or refer to the condominium or the sports tournament sponsorship identified in the Company’s Current Report on Form 8-K filed on November 1, 2021, or financial reporting and disclosure controls, policies or procedures. On March 8, 2022, the Company received a subpoena from the SEC relating to the investigation. The Company intends to cooperate fully with the SEC in this matter.

The Company’s former Chief Executive Officer and former Chief Financial Officer have made claims that the Company indemnify and advance the legal fees and expenses incurred by them in connection with the Investigation and the putative class action litigations and the SEC investigation, each referred to above. With respect to the advancement of fees and expenses incurred in connection with the Investigation prior to December 31, 2021, the amount of such fees and expenses that is subject to advancement is approximately $147,000. The former officers have also demanded advancement of fees and expenses of additional amounts of approximately $339,000 for the period from January 1, 2022 through March 31, 2022.  Additional amounts may be subject to claims for advancement and indemnification, but the Company is unable to estimate the amount of additional fees and expenses that may be subject to advancement or indemnification.

Item 1A. Risk Factors

Not applicable to smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

On August 31, 2021, the Company issued to the organizer of a sports tournament 31,683 shares of Common Stock, pursuant to an agreement to sponsor such tournament. The shares of Common Stock were issued in a transaction not involving a public offering, in reliance upon an exemption from registration under Section 4(a)(2) of the Securities Act. The Company has since obtained, in connection with the Company’s termination of the sponsorship agreement, the return of the 31,683 shares of Common Stock. See “Findings of the Investigation” in Note 11 to our consolidated financial statements included in this Quarterly Report.

Prior to our IPO, from May 1, 2020 through March 15, 2021, the Company issued pursuant to the 2018 Plan to employees, for services rendered or to be rendered, options to purchase an aggregate of 433,927 shares of Common Stock, at an average weighted exercise price of $1.52 per share, which vest over four years. The foregoing securities were issued in reliance upon an exemption from registration under Rule 701 promulgated under the Securities Act.

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

We have used the net proceeds of our IPO to pay: (i) approximately $6.3 million, including accrued and unpaid interest, owed under outstanding promissory notes and borrowings pursuant to bridge loan agreements with related party investors; (ii) approximately $4.5 million for capital expenditures; (iii) approximately $2.0 million to repurchase shares of Common Stock; and (iv) approximately $2.9 million for general corporate purposes, including working capital, business development, and sales and marketing activities. Repayments of related party debt payable included approximately $5.4 million owed to Lee Aerospace, Inc., a corporation controlled by James Lee, one of our Board members and a greater than 10% stockholder, and a total of approximately $927,000 owed to Paul Pereira (our former Chief Executive Officer), Dennis McIntosh (our former Chief Financial Officer), Charles Pereira (our former Chief Technology Officer), Peter Bordes (our Interim CEO), Rachael Pereira (the wife of Paul Pereira) and three unaffiliated investors.

Except for the use of proceeds to repurchase shares of Common Stock, there has been no material change in the use of proceeds of our IPO from the use of proceeds described in the prospectus filed as part of our registration statement on Form S-1 (333-251959).

Share Buy-back Program

On June 23, 2021, Alfi announced a $2.0 million buy-back of its Common Stock, which was approved by the Board on such date. The buy-back was completed on July 9, 2021, with Alfi acquiring 137,650 shares, at an average price of $14.5296 per share, and recorded as treasury stock by Alfi.

Issuer Purchases of Equity Securities

			(c)	(d)
			Total Number	Maximum Number
			of Shares (or	(or Approximate
			Units)	Dollar Value) of
		(b)	Purchased as	Shares (or Units)
	(a)	Average	Part of Publicly	that May Yet Be
	Total Number of	Price Paid	Announced	Purchased Under
	Shares (or units)	per Share	Plans or	the Plans or
Period	Purchased	(or Unit)	Programs	Programs
Month #1 (July 1-31, 2021)	137,650	$14.5296	137,650	0
Month #2 (August 1-31, 2021)	—	—	—	—
Month #3 (September 1-30, 2021)	—	$—	—	$—
Total	137,650	$14.5296	137,650	$0

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