Form 10-K
period 2021-12-31
Alfi, Inc.
filed 2022-05-16
CIK 1833908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                  to

Commission file number 001-40294

Alfi, Inc.

(Exact name of registrant as specified in its charter)

Delaware	30-1107078
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
429 Lenox Avenue, Miami Beach, Florida	33139
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number including area code: (305) 395-4520

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	ALF	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one share of Common Stock at an exercise price of $4.57	ALFIW	The Nasdaq Stock Market LLC

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of June 30, 2021, was $118,809,433. As of April 30, 2022, there were 16,094,882 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

i

USE OF MARKET AND INDUSTRY DATA

This Annual Report on Form 10-K includes market and industry data that we have obtained from third-party sources, including industry publications, as well as industry data prepared by our management on the basis of its knowledge of, and experience in, the industries in which we operate (including our management’s estimates and assumptions relating to such industries based on that knowledge). Management has developed its knowledge of such industries through its experience and participation in these industries. While our management believes the third-party sources referred to in this Annual Report on Form 10-K are reliable, neither we nor our management have independently verified any of the data from such sources referred to in this Annual Report on Form 10-K or ascertained the underlying economic assumptions relied upon by such sources. Furthermore, internally prepared and third-party market prospective information, in particular, are estimates only and there will usually be differences between the prospective and actual results, because events and circumstances frequently do not occur as expected, and those differences may be material. Also, references in this Annual Report on Form 10-K to any publications, reports, surveys or articles prepared by third parties should not be construed as depicting the complete findings of the entire publication, report, survey or article. The information in any such publication, report, survey or article is not incorporated by reference in this Annual Report on Form 10-K.

TRADEMARKS, SERVICE MARKS AND TRADE NAMES

We own or have rights to various trademarks, service marks and trade names that we use in connection with the operation of our business. This Annual Report on Form 10-K may also contain trademarks, service marks and trade names of third parties, which are the property of their respective owners. Our use or display of third parties’ trademarks, service marks and trade names or products in this Annual Report on Form 10-K is not intended to, and does not imply a relationship with, or endorsement or sponsorship, by us. Solely for convenience, the trademarks, service marks and trade names referred to in this Annual Report on Form 10-K may appear without the ®, TM or SM symbols, but the omission of such references is not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the right of the applicable owner of these trademarks, service marks and trade names.

OTHER PERTINENT INFORMATION

On March 1, 2021, we enacted a forward stock split on a 1.260023:1.000000 basis. Unless otherwise noted herein, all share and per share amounts reflected in this Annual Report on Form 10-K are presented post-split.

Unless the context otherwise indicates, when used in this Annual Report on Form 10-K, the terms “Alfi” “we,” “us,” “our,” the “Company” and similar terms refer to Alfi, Inc., a Delaware corporation and its wholly-owned subsidiary, Alfi (N.I.) Ltd.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. All statements included in this Annual Report on Form 10-K regarding our business and technology development, our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “may,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. These forward-looking statements are based on management’s current beliefs, based on currently available information, as to the outcome and timing of future events. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:

●	Our expectations regarding the development of our technology and business model;
●	The evolution of technology affecting our products and services;
●	Our ability to innovate and make the right investment decisions for Alfi;
●	Our ability to retain key personnel and to grow and train our sales and support teams;

ii

●	Our ability to attract and maintain customers;
●	Anticipated trends and growth rates in our business and in the markets in which we operate;
●	Our ability to anticipate market needs and successfully develop new and enhanced solutions to meet those needs;
●	Our ability to compete successfully in our intensively competitive industry;
●	Our future financial performance, including our expectations regarding our revenue, gross profit or gross margin, operating costs and expenses, ability to generate cash flow, and ability to achieve and maintain future profitability;
●	Our ability to continue as a going concern;
●	Our expectations regarding our liquidity position and our ability to raise sufficient additional capital through equity and debt financings to support our continued operations;
●	Our ability to appropriately manage our cash flows by extending payables, reducing overhead and scaling back our current business plan, if necessary;
●	Our beliefs regarding the possible effects of the COVID-19 pandemic, including on general economic conditions, public health and customer demand, as well as on our ability to roll-out our products and on our results of operations, liquidity, capital resources and general performance in the future;
●	Our ability to adequately protect our intellectual property; and
●	Our ability to comply with governmental regulations, legal requirements and industry standards relating to consumer privacy and data protection.

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Annual Report on Form 10-K.

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this report. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

iii

PART I

ITEM 1.BUSINESS

Overview

We seek to provide solutions that bring transparency and accountability to the digital out of home (“DOOH”) advertising marketplace. Alfi uses artificial intelligence and big data analytics to measure and disseminate audience presence and audience demographics. Our computer vision technology is powered by proprietary artificial intelligence, to determine the relevant demographic and geospecific information of the audience in front of an Alfi-enabled device, such as a tablet or kiosk.  Alfi can then deliver in real-time, the advertisements to that particular viewer based on the viewer’s demographic profile and/or geolocation.  Alfi is designed to deliver the right marketing content, to the right person at the right time in a responsible and ethical manner.  By delivering the advertisements most relevant to the audience in front of the device, we connect our advertising customers to the viewers they seek to target.  The result is higher click through rates (“CTRs”), higher QR code scans and higher cost per thousand rates (“CPMs”).

Alfi seeks to solve the problems facing advertisers in the DOOH marketplace, as its proprietary technology is designed to measure the audience when an advertisement is displayed.  Our data rich reporting functionality is able to inform the advertiser exactly when someone viewed each ad, as well as the general demographic and geospecific characteristics of the viewing audience. Alfi can provide large and small businesses access to data-driven insights by expanding their advertising capabilities, by providing analytical sophistication and by delivering it all over multiple devices.  In addition to the traditional Content Management System model that delivers adverts on a scheduled loop, Alfi’s technology is able to first analyze the audience and determine the most relevant content to be displayed.

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

Our initial focus is to place our Alfi-enabled devices in malls, airports rideshares and taxis.  We also have begun offering our software solution to other DOOH media operators as a Software as a Service (“SaaS”) product.

Currently, we intend to charge customers solely based on a CPM, or ads delivered, model.  As we continue to deploy Alfi in the marketplace, we expect to charge customers based on a combination of CPM and CTR, and we expect we will generate higher CPM rates than typical DOOH advertising platforms because we have the ability to only deliver ads to the customer’s desired demographic.  In addition, we also intend to provide the aggregated data to the brands so they can make more informed advertising decisions.

Advertising Industry Background

According to the Interactive Advertising Bureau Internet Advertising Revenue Report, the digital advertising (internet) marketplace grew to $189 billion in 2021. The DOOH marketplace is experiencing rapid growth due to, among other things, the rise in digitization and the declining demand for traditional billboards, paired with easy data integration. Additionally, we believe that the reduced cost of digital screens will also drive the market opportunity. Previously, advertisers could not effectively target viewers in out of home (“OOH”) and DOOH, having instead to rely on either static boards, or if placed on digital screens, their advertisements could only be played in an ongoing multi-ad loop for mass reach without viewer-based targeting.

In online advertising, advertisers have had access to behavioral and personal user data to know more about the viewer through the use of “cookies”.  The tracking cookie has been a key component to the growth of online advertising, built into nearly every website and online / mobile advertising medium. Cookies are designed to provide a system to capture personal data about customers, their browsing history, and their preferences and behaviors.  Depending on the sophistication and the data solicited, an advertiser could learn a great deal about their potential customers and target their ad messaging accordingly. The data derived has been used in targeting and retargeting ads, behavioral marketing tactics and display advertising strategies.  Cookies are the reason the ads a viewer was served as they browsed websites on their phone, tablet or computer would align with their interests and browsing history.

The data that cookies gathered was intrusive, and consumers have come to distrust cookies primarily because of their invasive nature and privacy concerns.  Smart technologies and apps have been developed to allow consumers to block cookies, and many consumers have done so. Globally, cookies are generally in the process of being phased out for online advertising and major search engines, forcing advertisers to rely more on contextual-based marketing rather than viewer-based targeting. This has forced advertisers to look for new ways to track consumer behavior without invading a consumer’s privacy, exposing the need for a new, targeted advertising technology that also prioritizes privacy compliance.

Historically, in the DOOH advertising marketplace, the best targeting an advertiser could utilize was the geolocation of their ad delivery on a screen (kiosk, video wall, digital billboard, etc.), day parting (time specific ad delivery), or an estimated forecast of the expected number of people that would be in that area based on typical consumer traffic for that time of year (such as a mall or an airport).  Advertisers would not get any information on the audience that might have actually seen their ad, for how long the ad was viewed, or the actual count of people in the area when the ad was displayed.  This resulted in wasted advertising dollars spent reaching the wrong audience (target market) or no audience at all – also known as unmeasurable and unverifiable impressions. This approach of unverified impressions meant a significant percentage of DOOH campaigns were executed to the wrong targets or no targets at all.

Internet advertising has faced another growing issue with online ad fraud. Digital advertising fraud occurs when an ad is displayed on either a fake website or to a ‘bot’ in an effort to inflate web traffic numbers, or served below the viewing area on the screen (but still charged as a delivered “impression.”)  Data and confidence in ad delivery is critically important to advertisers.  Savvy advertisers recognize that they need to make their decisions based on more comprehensive and accurate data to improve the efficiency of their advertising dollars.  Currently, advertisers cannot get that data in DOOH because it does not exist.

By providing artificial intelligence based, facial detection driven real time and post campaign reporting data, and delivering advertisements to the desired demographic, Alfi seeks to solve both problems facing advertisers in the DOOH and digital advertising marketplace without invading the privacy of the person viewing the ad.

Our Strategy

Alfi seeks to solve the problems facing advertisers in the DOOH marketplace, as its proprietary technology is able to determine when an advertisement was displayed, verify someone was in front of the screen, as well as report basic demographic and geolocation information. This actualized information is the data that advertisers seek to make strategy decisions. In addition to providing a new type of data to the DOOH marketplace, by telling advertisers actualized numbers as well as the demographic makeup of their campaign’s viewing audience, Alfi’s technology is able to provide confirmation to advertisers that they have reached their desired demographic and total number of purchased impressions. By delivering verified impressions, advertisers know their ad dollars were not wasted and their desired audience was reached, bringing digital accountability and audience transparency to the DOOH marketplace.

The main elements of our growth strategy are:

●	Increase distribution to increase revenue. As we place more devices in areas where people live, work, and play outside the home, we will deliver more campaigns and derive more revenues.
●	Continue technological innovation. The enhancements we continue to make to our software are designed to allow us to improve the viewer experience, sharpen our targeting by audience / viewer demographics and deliver better data to our advertiser-customers, while we continue to prioritize privacy compliance.
●	Diversify revenue streams. As Alfi gathers more data, we intend to sell that data to advertisers, venues and municipalities that do not use the Alfi platform, which we believe will attract additional advertisers and generate advertising revenue. In addition, we intend to enter into joint venture agreements with retailers to provide Alfi-enabled devices at points of sale in their stores to enhance their customer’s experience and sell more product.

●	License Alfi to other DOOH media operators. Alfi is a robust, hosted software platform that we intend to make available by SaaS to other DOOH media network operators.
●	Pursue potential acquisitions. We will seek to acquire additional technologies that we believe will expand Alfi’s software execution and capabilities, as well as companies with DOOH screen networks that will allow us to increase our screen footprint and market penetration. Additionally, we will seek to acquire strategic “launch pads” that have legacy infrastructure and digital hardware, but lack true digital software and are incapable of being as intelligent, interactive, measured and targeted as Alfi enabled networks.

Our Products and Services

Alfi is an enterprise grade, multimedia state-of-the-art computer vision and machine learning platform, generating powerful advertising recommendations and insights.  Multiple technologies work together in Alfi with viewer privacy and data-rich reporting as our primary objectives. Alfi is able to use a facial fingerprinting process to make demographic determinations.  As such, Alfi makes no attempt to identify the individual in front of the screen.  Brand owners do not need to know a person’s name or invade their privacy to gain a deeper understanding of the consumers viewing their content.  By providing age, gender and geolocation information, we believe brand owners should have all of the data they need for meaningful interaction.  From an analytics perspective, these data points are intended to provide meaningful reporting instead of arbitrary calculations of ad engagement.

Alfi can be installed on most Linux or Android-based internet enabled devices enabled with a camera.  Our initial rollout of Alfi-owned devices started with tablets connected by cellular data service in taxis and rideshares.  The device rollout continues as we target airports and malls with kiosks.

We also will seek to license our software to other DOOH media operators on a subscription basis.  In addition to the subscription license fees, we will be able to capture additional data that should give us more detailed demographic information that we will be able to make available to advertisers.  We believe there are other uses for Alfi outside of advertising, and we will continue to explore and evaluate such uses so that we may endeavor to license the software for other uses.

Both our tablets and kiosks contain Alfi’s computer vision technology powered by proprietary artificial intelligence that determines the age, gender and geolocation of someone in front of the device.  Alfi can then deliver in real-time, curated advertisements to that particular viewer based on the viewer’s demographic and geolocation information.  Alfi is designed to deliver the right content, to the right person at the right time in a responsible and ethical manner.

Alfi gives large and small businesses access to data-driven insights by expanding their advertising capabilities, by providing analytical sophistication and by delivering it all over multiple devices.  If an advertiser wants to target a specific advert to a demographic, Alfi is able to deliver the content whenever a person fitting that demographic is in front of the device.

Marketing Strategy

We intend to market Alfi to advertisers and other DOOH and OOH media operators as the first facial detection-based ad technology offering verified impressions and true audience measurement based on “eyes on screens” (as opposed to measuring “exposed mobile devices” that are within a certain proximity of an OOH ad – which is currently the norm for measurement in the DOOH / OOH marketplace).

We provide Alfi-enabled tablets to independent ride share drivers and taxi fleets who install the tablets on the back of the passenger seat head rest in their vehicles. We intend to market Alfi tablets to the drivers as an additional source of income by earning monthly commissions based on their driving hours with passengers in front of our tablets.  We also intend to sell our kiosks into a variety of locations, including, airports, sports venues, shopping malls, hotels, hospitals, transit hubs and museums. We also will seek to enter into revenue sharing agreements with these place-based entities where we install our kiosks, video walls and digital boards, and to sell ads onto their screen network.

We intend to market Alfi to advertisers and ad agencies as the first artificial intelligence-based, demographic targeted digital out of home platform offering verified impressions. We will seek to sell advertising campaigns onto the Alfi tablet network in rideshare and taxi vehicles, and onto our kiosks through revenue share agreements with the place-based digital screen networks (airports, malls, transit hubs, etc.). By offering advertisers a verified audience / verified impressions capability, DOOH marketers will have the first out of home ad channels that confirm their campaign is being viewed by an actual person or people, in their targeted demographic, and provide data telling them when and where the ads were seen.  We believe that verified impressions will allow us (and our partners) to charge premium CPM rates compared with other DOOH and OOH media as well as realize additional revenue by charging for QR code activations, and paying for our data from true campaign measurement.

As mentioned above, we intend to market the Alfi tech stack, facial detection-based ad solution to other DOOH and OOH media operators. Our intended message is that media operators can license Alfi’s software to have it installed onto their screens, thus allowing them to charge more for advertising (because of the targeting capabilities), as well as giving them the access to Alfi’s audience measurement and data. We believe that these capabilities will allow place-based venues to take advantage of the Alfi audience information to sell more advertising, but also to identify the audience details of the people that in fact pass their screens each month and use that information to enhance their other business functions.

Our Technology

Alfi’s technology is a set of independent granular services joined together to create a SaaS cloud-based platform. Coupled with our proprietary artificial intelligence and machine learning enabled devices are able to conduct an analysis of an audience in many different contexts.

Additionally, as a member or members of the audience remain in front the device, Alfi is able to monitor the level of engagement and dwell time of that audience, reporting these metrics back to the cloud for curation. This information is then aggregated and disseminated back to the relevant parties via rich reporting with drill-through capabilities.

Our Intellectual Property

We believe that our intellectual property rights are important to our business. We rely on a combination of patents, trademarks, service marks, copyrights, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary technology and other intellectual property. We have registered, and applied for the registration of, U.S. and international trademarks, service marks, and domain names. Our domestically-applied for trademarks include, among others, the word mark ALFI, our stylized A and ALFI logos for various software and hardware related to our business.  We have registered the word mark ALFI, our stylized A and ALFI logos mark in a number of foreign countries. Additional domestic and foreign trademark applications are pending.  The trademarks that we currently use have not been registered in all of the countries outside of the U.S. in which we do business or may do business in the future and may never be registered in all of these countries.  We have been granted two patents and have additional patent applications pending in the U.S. and foreign countries related to certain aspects of our technology.  We have also registered our ownership of the internet domain name “www.getalfi.com” and other internet domain names. We have in the past protected, and expect to continue to protect, our proprietary rights. We cannot predict whether steps taken by us to protect our proprietary rights will be adequate to prevent misappropriation of these rights or the use by others of features based upon, or otherwise similar to, our concept, services, and products. Any actions or litigation undertaken to enforce our rights will likely be costly. In addition, we may face claims of misappropriation or infringement of third parties’ trademarks, patents or other intellectual property rights. Defending these claims may be costly and, if unsuccessful, may prevent us from continuing to use certain intellectual property rights or information in the future and may result in a judgment or monetary damages.

Privacy Regulation and Compliance

Multiple technologies work together in Alfi with viewer privacy and reporting objectives as our two goals.  Alfi uses a facial fingerprinting process to make demographic determinations. As such, Alfi makes no attempt to identify the individual in front of the screen.  Brand owners do not need to know someone’s name or invade their privacy to gain a deeper understanding of the consumers viewing their content.  By providing age, gender and geolocation information, we believe brand owners should have all of the data they need for meaningful interaction.  From an analytics perspective, these data points are intended to provide meaningful reporting instead of arbitrary calculations of ad engagement.

Alfi seeks to solve the problem of providing real time, accurate and rich reporting on customer demographics, usage, interactivity and engagement while never storing any personal identifiable information.  No viewer is ever required, or requested by us, to enter any information about themselves on any Alfi-enabled device.  Alfi is designed to be fully compliant with all privacy regulations, including the General Data Protection Regulation (“GDPR”) in Europe, the California Consumer Privacy Act and the Health Insurance Portability and Accountability Act.

The GDPR is a comprehensive data privacy law intended to protect fundamental rights and freedoms of natural persons related to their personal data.  The GDPR applies to the processing of personal data wholly or partly by automated means and to the processing other than by automated means of personal data which form part of a filing system or are intended to form part of a filing system. Personal data is defined as any information relating to an identified or identifiable natural person data subject; an identifiable natural person is one who can be identified, directly or indirectly, in particular by reference to an identifier such as a name, an identification number, location data, an online identifier or to one or more factors specific to the physical, physiological, genetic, mental, economic, cultural or social identity of that natural person.  The legal requirements of the GDPR, however, do not apply if the personal data is not processed.  Alfi is specifically designed to comply with the most stringent privacy standard of the GDPR.  All of Alfi’s capture data systems anonymize incoming data, making the system incapable of identifying a specific person or processing any of their personal data.

Alfi’s data analysis and storage systems prevent violations and hacking through a complex system of protections and maintain privacy compliance as follows:

●	Alfi’s data systems convert a camera’s image of a person’s face into an anonymous vector map for analysis.
●	Alfi does not transmit images of the faces or connect any personally identifying information of the audience in front of the screen.
●	The Alfi matrix of conversions from camera image to the anonymous vector map occurs securely within the systems internal artificial intelligence network.
●	Alfi’s doesn’t collect or store any personal data, such as names, email addresses, or phone numbers of the viewing audience within its systems.

We continually monitor evolving privacy standards to make sure Alfi is compliant with the most stringent standards that could apply to our data.

Competition

The digital video advertising market is intensely competitive, with many companies providing competing solutions. We believe rideshare and taxi- based advertising is a growing segment of the expanding DOOH and OOH marketplace.  In-car digital video ads playing on internet connected networks of tablets in the backseat is a popular media option in the rideshare based area. Alfi primarily competes with companies that have in-car tablet networks, and secondarily with companies providing rideshare advertising opportunities in general; through digital screens mounted on top of the cars and also messaging outside the car with vehicle wraps.  The competitive in-car tablet networks are operated by Octopus (recently purchased by T-Mobile), Curb Mobility (Taxi TV), Creative Mobile Technology (CMT), and Firefly Systems.  Each competitor has in-car digital tablets through which they sell advertising to the rideshare audience of passengers.

Alfi will also compete with online advertising publishers, online search engines, and social media platforms, such as Google (YouTube and DoubleClick), The Trade Desk and Facebook, for advertisers and ad networks.

Alfi’s SaaS product is a full stack ad tech solution utilizing artificial intelligence based, facial detection technology for content management, ad serving and audience measurement to DOOH media network operators such as airports, shopping malls, sports venues, transit hubs, etc. In this regard, we will compete with other software as service business such as Quividi (from France) and Ad Mobilize (from Miami Lakes, Florida).

Our competitors may establish or strengthen cooperative relationships with advertisers, or other parties, which will limit our ability to promote our solutions and generate revenue. For example, advertiser customers that adopt demand-side advertiser platforms disrupt our direct customer relationship with those customers. Competitors could also seek to gain market share by reducing the prices they charge to publishers or advertisers, introducing products and solutions that are similar to ours or introducing new technology tools for advertisers and digital media properties. Moreover, increased competition for video advertising inventory from digital media properties could result in an increase in the portion of advertiser revenue that we must pay to digital media property owners to acquire that advertising inventory.

Some large advertising agencies that represent advertising customers have their own relationships with digital media properties and can directly connect advertisers with digital media properties. Our business will suffer to the extent that our advertisers and digital media properties purchase and sell advertising inventory directly from one another or through other companies that act as intermediaries between advertisers and digital media properties. Other companies that offer analytics, mediation, ad exchange or other third-party solutions have or may become intermediaries between advertisers and digital media properties and thereby compete with us. Any of these developments would make it more difficult for us to sell our solutions and could result in increased pricing pressure, reduced profit margins, increased sales and marketing expenses or the loss of market share.

Our Team

We are a development stage company and currently have approximately 40 employees, including 33 full time employees. Of our employees, 13 are technical developers of Alfi and 10 are sales and marketing focused. We have been able to locate and engage highly qualified employees as needed and do not expect our growth efforts to be constrained by a lack of qualified personnel. None of our employees are represented by a union or parties to a collective bargaining agreement. We consider our relations with our employees and consultants to be good.

Organizational and Corporate Information

Alfi, Inc. is incorporated in Delaware. The Company’s timeline of events relative to its current formation began on April 4, 2018, when Lectrefy, Inc., a Florida corporation, was incorporated. On July 6, 2018, Lectrefy, Inc., a Delaware corporation, was incorporated. On July 11, 2018, Lectrefy, Inc., the Florida corporation, was merged into the newly created entity Lectrefy, Inc., the Delaware corporation. On July 25, 2018, Lectrefy, Inc., the Delaware corporation, became qualified to do business in Florida. On January 31, 2020, Lectrefy, Inc., the Delaware corporation, changed its name to Alfi, Inc.

Our mailing address is 429 Lenox Avenue, Miami Beach, Florida, 33139. Our telephone number is (305) 395-4520.

Available Information

Our website, www.getALFI.com, provides access, without charge, to our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission (“SEC”). The information provided on our website is not part of this Annual Report on Form 10-K (this “Annual Report”) and is therefore not incorporated by reference unless such information is otherwise specifically referenced elsewhere in this Annual Report. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding our company that we file electronically with the SEC.

The references to our website, www.getALFI.com, in this Annual Report do not constitute incorporation by reference of the information contained at or available through our website, and you should not consider it to be a part of this Annual Report.

Implications of Being an Emerging Growth Company

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). For as long as we are an emerging growth company, unlike public companies that are not emerging growth companies under the JOBS Act, we will not be required to:

●	Provide an auditor’s attestation report on management’s assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002;
●	Provide more than two years of audited financial statements and related management’s discussion and analysis of financial condition and results of operations;
●	Comply with any new requirements adopted by the Public Company Accounting Oversight Board (the “PCAOB”) requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer;
●	Provide certain disclosure regarding executive compensation required of larger public companies or hold stockholder advisory votes on the executive compensation required by the Dodd-Frank Wall Street Reform and Consumer Protection Act; or
●	Obtain stockholder approval of any golden parachute payments not previously approved.

We will cease to be an emerging growth company upon the earliest of the:

●	Last day of the fiscal year in which we have $1.07 billion or more in total annual gross revenues;
●	Date on which we become a “large accelerated filer” (the fiscal year-end on which the total market value of our common equity securities held by non-affiliates is $700 million or more as of June 30);
●	Date on which we issue more than $1.0 billion of non-convertible debt over a three-year period; or
●	Last day of the fiscal year following the fifth anniversary of our initial public offering, which we completed on May 6, 2021 (“IPO”).

We have elected to take advantage of certain of the reduced disclosure obligations in this Annual Report and may elect to take advantage of other reduced reporting requirements in future filings. As a result, the information that we provide to our stockholders may be different than you might receive from other public reporting companies in which you hold equity interests.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”), for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.

Recent Updates

Initial Public Offering

On May 3, 2021, our registration statement on Form S-1(File No. 333-251959) was declared effective by the SEC, and we completed its IPO on May 6, 2021. In connection with the IPO, we issued and sold 4,291,045 shares of our common stock, $0.0001 par value per share (the “Common Stock”), and warrants to purchase 4,291,045 shares of Common Stock (including 559,701 shares of Common Stock and warrants to purchase 559,701 shares of Common Stock pursuant to the full exercise of the underwriters' overallotment option), at the combined public offering price of $4.15, for aggregate gross proceeds of approximately $17.8 million, before deducting underwriting discounts and commissions and other estimated offering expenses payable by us. The warrants were exercisable immediately upon issuance and at any time up to the date that is five years from the date of issuance and have an exercise price of $4.57 per share.

On May 3, 2021, pursuant to the underwriting agreement for the IPO, we issued to the underwriters warrants to purchase up to an aggregate of 186,567 shares of Common Stock. The warrants may be exercised beginning on May 3, 2022 until May 3, 2026. The initial exercise price of each warrant is $5.19 per share.

Warrants Exercises

As of December 31, 2021, holders of warrants issued in our IPO have exercised warrants to purchase 3,508,227 shares of Common Stock, providing us with $16,034,189 in additional funding. In connection therewith, we issued 3,508,227 shares of Common Stock.

As of December 31, 2021, there were outstanding warrants issued in our IPO to purchase 969,385 share of Common Stock.

Share Buy-Back

On June 23, 2021, we announced a $2.0 million buy-back of the Common Stock.  The buy-back was completed on July 9, 2021, with us acquiring 137,650 shares of Common Stock, for an aggregate price of $1,999,997, which are recorded as treasury stock.

ITEM 1A.RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 2.PROPERTIES

Our principal executive office is located at 429 Lenox Avenue, Miami Beach, Florida, where we lease approximately 404 square feet of general office space pursuant to a lease agreement which expires in August 2022.

Our research and development facilities are located at 1321 15th Street, Denver, Colorado, where we lease approximately 11,321 square feet pursuant to a lease agreement which expires in September 2022.

We lease approximately 3,188 square feet of space at 5th Floor, City Exchange Building 11-13 Gloucester Street Belfast, BT14GB, pursuant to a lease agreement which expires in December 2028 and may be earlier terminated at our option in December 2023. We previously used this space for research and development. We vacated this space in March 2022, and we are in negotiations with the landlord to terminate the lease early. Two employees who previously worked at this location now work remotely.

We lease approximately 413 square feet of warehouse space in Hialeah Gardens, Florida, pursuant to a month-to-month lease agreement.

Our rent expense totaled approximately $422,075 in 2021. We do not own any real property. We believe our current premises are sufficient for our needs at this time and that we can acquire suitable additional or alternative space as needed.

ITEM 3.LEGAL PROCEEDINGS

We are party to the legal proceedings described below. We are unable to provide any assurances as to the ultimate outcome of these proceedings and intend to vigorously defend these matters.

Litigation

On December 2, 2021, the Company and certain of its present and former officers and directors were named as defendants in a putative class action lawsuit styled Steppacher v. Alfi, Inc., et al., Case No. 1:21-cv-24232, brought in the United States District Court for the Southern District of Florida. On December 15, 2021, the Company, certain of its present and former officers and directors, and the underwriters in the Company’s IPO were named as defendants in a second putative class action styled Kleinschmidt v. Alfi, Inc., et al., Case No. 1:21-cv-24338, also brought in the United States District Court for the Southern District of Florida. The complaints in both actions allege that the Company and other named defendants violated Sections 11 and 15 of the Securities Act of 1933, as amended (the “Securities Act”), with respect to allegedly false and misleading statements included in the registration statement and prospectus supplements issued in connection with the Company’s IPO (the “Offering Documents”) in May 2021, and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder, by allegedly making false and materially misleading statements and failing to disclose material adverse facts in the Company’s public filings with the SEC. Both complaints assert that the putative plaintiff class includes: (i) persons or entities, other than the defendants, who purchased or acquired the Common Stock or warrants to purchase the Common Stock pursuant and/or traceable to the Offering Documents; and (ii) persons or entities, other than the defendants, who purchased or acquired the Company’s securities between May 4, 2021, and November 15, 2021 (both dates inclusive). The plaintiffs seek unspecified compensatory damages, including interest, and costs and expenses, including attorney’s and expert fees. On February 3, 2022, the court consolidated the two actions under the caption Steppacher, Jr., et al. v. Alfi, Inc. et al., Case No. 21-cv-24232-KMW. Three putative stockholders (or groups of stockholders) moved to be appointed as lead plaintiff, and the court appointed Candido Rodriguez as lead plaintiff. The consolidated actions are now captioned Rodriguez, et al. v. Alfi, Inc., et al., Case No. 21-cv-24232-KMW. The Company intends to vigorously defend these actions.

On April 27, 2022, Ryan Dodgson filed a Verified Shareholder Derivative Complaint on behalf of the Company styled Ryan Dodgson, derivatively on behalf of Alfi, Inc., Plaintiff, v. Paul Pereira, Dennis McIntosh, Charles Pereira, Peter Bordes, John M. Cook, II, Justin Elkouri, Allison Ficken, Jim Lee, Richard Mowser, and Frank Smith, Defendants, and Alfi, Inc., Nominal Defendant, Case 1:22-cv-21318, in the United States District Court for the Southern District of Florida.  The complaint alleges, as to the defendants: (i) violations of Section 10(b) and Rule 10b-5 of the Exchange Act; (ii) violations of Section 20(a) of the Exchange Act; (iii) breach of fiduciary duties; (iv) unjust enrichment; (v) abuse of control; (vi) gross mismanagement; and (vii) waste of corporate assets, in connection with alleged improper corporate transactions, an alleged pattern and practice of abuse of control of the Company and allegedly deficient internal controls, among other things.  The complaint also seeks contribution under Section 11(f) of the Securities Act and Section 21D of the Exchange Act as to the defendants, and seeks contribution under Sections 10(b) and 21D of the Exchange Act as to defendants P. Pereira and McIntosh.  Plaintiff requests a declaration that the defendants have breached or aided and abetted the breach of their fiduciary duties to the Company, an award of damages to the Company, restitution, and an award of plaintiff’s costs and disbursements in the action, including reasonable attorneys’ and experts’ fees, costs and expenses, and alleged improvements to the Company’s corporate governance and internal procedures regarding compliance with laws.

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

The Company’s former Chief Executive Officer and former Chief Financial Officer have made claims that the Company indemnify and advance the legal fees and expenses incurred by them in connection with the previously announced independent internal investigation (“Investigation”) (see Note 12 to our consolidated financial statements included in this Annual Report) and the putative class action litigations and the SEC investigation, each referred to above. With respect to the advancement of fees and expenses incurred in connection with the Investigation prior to December 31, 2021, the amount of such fees and expenses that is subject to advancement is approximately $147,000. The former officers have also demanded advancement of fees and expenses of additional amounts of approximately $339,000 for the period from January 1, 2022 through March 31, 2022.  Additional amounts may be subject to claims for advancement and indemnification, but the Company is unable to estimate the amount of additional fees and expenses that may be subject to advancement or indemnification.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Common Stock is listed on the Nasdaq Capital Market under the symbol “ALF.” The warrants to purchase Common Stock issued in our IPO are listed on The Nasdaq Capital Market under the symbol “ALFIW.”

Holders of Record

As of April 30, 2022, we had approximately 14 holders of record of the Common Stock.

Dividends

We currently intend to retain all available funds and any future earnings to support our operations and finance the growth and development of our business, and therefore do not intend to pay cash dividends on the Common Stock for the foreseeable future. Any future determination related to our dividend policy will be made at the discretion of the Company’s Board of Directors (the “Board”) and will depend on, among other factors, our results of operations, financial condition, capital requirements, contractual restrictions, business prospects and other factors the Board may deem relevant.

Recent Sales of Unregistered Securities

On August 1, 2018, November 21, 2018, January 23, 2019 and April 18, 2019, the Company issued 1,000,000, 500,000, 500,000 and 500,000 shares, respectively, of the Company’s Series Seed Preferred Stock, $0.0001 par value per share (the “Series Seed Preferred Stock”), to an investor in exchange for $2,500,000 cash consideration. On May 3, 2021, 2,500,000 shares of Series Seed Preferred Stock were converted into 3,150,058 shares of Common Stock at a conversion ratio of 1:1.260023. The Series Seed Preferred Stock, and the shares of Common Stock issued upon conversion of the shares of Series Seed Preferred Stock, were issued in a transaction not involving a public offering, in reliance upon an exemption from registration under Section 4(a)(2) of the Securities Act. See Note 9 to our consolidated financial statements included in this Annual Report.

In connection with bridge loans entered into on December 30, 2020, March 22, 2021, and April 1, 2021, the Company issued to the lenders, who are all accredited investors, an aggregate of 1,732,532 shares of Common Stock. The shares of Common Stock were issued in a transaction not involving a public offering, in reliance upon an exemption from registration under Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder. See Note 9 to our consolidated financial statements included in this Annual Report.

On March 31, 2020 and May 13, 2021, the Company issued to an investor relations firm 31,501 and 150,000 shares, respectively, of Common Stock, pursuant to agreements with such firm. On May 13, 2021, the Company issued to a consultant 150,000 shares of Common Stock, pursuant to an agreement with such consultant. These shares of Common Stock were issued in a transaction not involving a public offering, in reliance upon an exemption from registration under Section 4(a)(2) of the Securities Act. See “Findings of the Investigation” in Note 12, and Note 9, to our consolidated financial statements included in this Annual Report.

On August 31, 2021, the Company issued to the organizer of a sports tournament 31,683 shares of Common Stock, pursuant to an agreement to sponsor such tournament. The shares of Common Stock were issued in a transaction not involving a public offering, in reliance upon an exemption from registration under Section 4(a)(2) of the Securities Act. The Company has since obtained, in connection with the Company’s termination of the sponsorship agreement, the return of the 31,683 shares of Common Stock. See “Findings of the Investigation” in Note 12 to our consolidated financial statements included in this Annual Report.

Prior to our IPO, from May 1, 2020 through March 15, 2021, the Company issued pursuant to the Alfi, Inc. 2018 Stock Incentive Plan (the “2018 Plan”) to employees, for services rendered or to be rendered, options to purchase an aggregate of 433,927 shares of Common Stock, at an average weighted exercise price of $1.52 per share, which vest over four years. The foregoing securities were issued in reliance upon an exemption from registration under Rule 701 promulgated under the Securities Act.

Use of Proceeds From Registered Securities

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

We have used the net proceeds of our IPO to pay: (i) approximately $6.3 million, including accrued and unpaid interest, owed under outstanding promissory notes and borrowings pursuant to bridge loan agreements with related party investors; (ii) approximately $4.5 million for capital expenditures; (iii) approximately $2.0 million to repurchase shares of Common Stock; and (iv) approximately $2.9 million for general corporate purposes, including working capital, business development, and sales and marketing activities. Repayments of related party debt payable included approximately $5.4 million owed to Lee Aerospace, Inc., a corporation controlled by James Lee, one of our Board members and a greater than 10% stockholder (“Lee Aerospace”), and a total of approximately $927,000 owed to Paul Pereira (our former Chief Executive Officer), Dennis McIntosh (our former Chief Financial Officer), Charles Pereira (our former Chief Technology Officer), Peter Bordes (our Interim CEO), Rachael Pereira (the wife of Paul Pereira) and three unaffiliated investors.

Except for the use of proceeds to repurchase shares of Common Stock, there has been no material change in the use of proceeds of our IPO from the use of proceeds described in the prospectus filed as part of our registration statement on Form S-1 (333-251959).

Issuer Purchases of Equity Securities

During the three months ended December 31, 2021, we did not repurchase any shares of the Common Stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information with respect to securities to be issued under our equity compensation plans as of December 31, 2021.

Number of
Securities Remaining
Available for
	Number of	Weighted	Future Issuance
	Securities to be	Average	Under Equity
	Issued Upon	Exercise	Compensation
	Exercise of	Price of	Plans (Excluding
	Outstanding	Outstanding	Securities
	Options,	Options,	Reflected
Plan Category	Warrants	Warrants	in Column (a))
Equity compensation plans approved by security holders (1)	455,474	$2.29	1,119,555
Equity compensation plans not approved by security holders (2)	186,567	$5.19	---
Total	642,041	$3.13	1,119,555
(1)	Represents options to purchase shares of Common Stock issued pursuant to the Company’s 2018 Stock Incentive Plan.
(2)	Represents warrants to purchase 186,567 shares of Common Stock issued to the representative of the underwriters in our IPO. The warrants have an exercise price of $5.19, are exercisable beginning on May 3, 2022 and expire on May 3, 2026.

ITEM 6.[RESERVED.]

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context requires otherwise, references to the “Company,” “Alfi,” “we,” “us” and “our” refer to Alfi, Inc., a Delaware corporation and its wholly owned subsidiary, Alfi (N.I.) Ltd, formed in Belfast, Northern Ireland on September 18, 2018. Unless otherwise noted, the share and per share information in this Annual Report on Form 10-K (this “Annual Report”) reflect a forward stock split of the Common Stock privately held before the IPO at a percentage of 1.260023 effective on March 15, 2021.

Overview

Alfi is a Delaware corporation, incorporated in July 2018.

We seek to provide solutions that bring transparency and accountability to the digital out of home, or (“DOOH”) advertising marketplace. Alfi uses artificial intelligence and big data analytics to measure and disseminate audience presence and audience demographics. Our computer vision technology is powered by proprietary artificial intelligence, to determine the relevant demographic and geospecific information of the audience in front of an Alfi-enabled device, such as a tablet or kiosk. Alfi can then deliver in real-time, the advertisements to that particular viewer based on the viewer’s demographic profile and/or geolocation. Alfi is designed to deliver the right marketing content, to the right person at the right time in a responsible and ethical manner. By delivering the advertisements most relevant to the audience in front of the device, we connect our advertising customers to the viewers they seek to target. The result is higher click through rates (“CTRs”), higher QR code scans, and higher cost per thousand rates (“CPMs”).

Alfi seeks to solve the problems facing advertisers in the DOOH marketplace, as its proprietary technology is designed to measure the audience when an advertisement is displayed. Our data rich reporting functionality is able to inform the advertiser exactly when someone viewed each ad, as well as the general demographic and geospecific characteristics of the viewing audience.  Alfi can provide large and small businesses access to data-driven insights by expanding their advertising capabilities, by providing analytical sophistication and by delivering it all over multiple devices. In addition to the traditional Content Management System model that delivers adverts on a scheduled loop, Alfi’s technology is able to first analyze the audience and determine the most relevant content to be displayed.

Alfi has created an enterprise grade, multimedia computer vision and machine learning platform, capable of generating powerful advertising recommendations and insights. Multiple technologies work together with viewer privacy and data-rich reporting as our primary objectives. Alfi is able to use a facial fingerprinting process to make demographic determinations. As such, Alfi makes no attempt to identify the individual in front of the screen. Brand owners do not need to know someone’s name or invade their privacy to gain a deeper understanding of the consumers who view their content. By providing age, gender, and geolocation information, we believe brand owners should have the pertinent data they need for meaningful insight. From an analytics perspective, these data points are intended to provide meaningful reporting instead of arbitrary calculations based on estimates of ad engagement.

Alfi seeks to solve the problem of providing real time, accurate and rich reporting on customer demographics, usage, interactivity, and engagement while never storing any personally identifiable information. No viewer is ever required, or requested by us, to enter any information about themselves on any Alfi-enabled device.

Our initial focus is to place our Alfi-enabled devices in malls, airports, rideshares and taxis. We also have begun offering our software solution to other DOOH media operators as a Software as a Service (“SaaS”) product.

Currently, we intend to charge customers solely based on a CPM, or ads delivered, model. As we continue to deploy Alfi in the marketplace, we expect to charge customers based on a combination of CPM and CTR, and we expect we will generate higher CPM rates than typical DOOH advertising platforms because we have the ability to only deliver ads to the customer’s desired demographic. In addition, we also intend to provide the aggregated data to the brands so they can make more informed advertising decisions.

With respect to Alfi-enabled tablets placed in rideshares or devices placed into service by Alfi, Alfi will recognize revenue on a CPM impression basis or a related basis for both the content and advertisements delivered. Alfi contracts (also called insertion orders) for both the advertiser and the content provider specify the amounts to be paid to Alfi for displaying the advertisement or content. Content and advertisements are provided to Alfi by companies desiring to deliver content for viewer engagement.

With respect to SaaS licenses, Alfi has entered into two license agreements with third parties to use Alfi-placed devices on customer property and share in advertising revenues. Under these agreements, the customer and Alfi work together to generate advertising revenue, and the devices have remote management access and data reporting that the Alfi platform provides. Alfi began to earn revenue from advertisers during the fourth quarter of 2021. Alfi will recognize the revenue from these contracts monthly, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update No. 2014‑09 (Topic 606) “Revenue from Contracts with Customers”.

Alfi believes that the aggregated data of viewer engagement has significant value for advertisers and content providers. Alfi intends to offer such data to third parties on a subscription basis and recognize revenue as the subscription payments are received depending on the nature of the contract. For subscriptions that are prepaid, revenue will be recognized as earned; with respect to subscriptions that are not prepaid, revenue will be recognized when the data is delivered to the subscriber.

As of the date of this Annual Report, Alfi has distributed approximately 7,600 devices (tablets and kiosks) at no cost to rideshare, mall, or airport owner(s) and has approximately 17,000 devices on hand. It is the viewers of the Alfi-enabled device, rather than the rideshare driver, mall, or airport owner that the Alfi-enabled device engages with and to whom Alfi delivers advertising and content. Alfi commenced selling advertising and content for those tablets placed into operation during the first quarter of 2022.

Recent Developments

Initial Public Offering

On May 3, 2021, the Company’s registration statement on Form S-1 (File No. 333-251959) was declared effective by the SEC and the Company completed its initial public offering (“IPO”) on May 6, 2021. In connection with the IPO, the Company issued and sold 4,291,045 shares of Common Stock and warrants to purchase 4,291,045 shares of Common Stock (including 559,701 shares of Common Stock and warrants to purchase 559,701 shares of Common Stock pursuant to the full exercise of the underwriters’ overallotment option), at the combined public offering price of $4.15 for aggregate gross proceeds of approximately $17.8 million, before deducting underwriting discounts and commissions and other estimated offering expenses payable by Alfi. The warrants were exercisable immediately upon issuance and at any time up to the date that is five years from the date of issuance and have an exercise price of $4.57 per share.

On May 3, 2021, pursuant to the underwriting agreement for the IPO, we issued to the underwriters warrants to purchase up to an aggregate of 186,567 shares of Common Stock (“Underwriter's Warrants”). The Underwriter's Warrants may be exercised beginning on May 3, 2022 until May 3, 2026. The initial exercise price of each Underwriter's Warrant is $5.19 per share.

Warrants Exercised

Warrants to purchase 4,477,612 shares of Common Stock were issued in connection with the Company’s May 2021 IPO. As of December 31, 2021, warrant holders have exercised warrants to purchase 3,508,227 shares of Common Stock, providing Alfi with $16,034,541 in additional funding. As of December 31, 2021, there were warrants to purchase 969,385 shares of Common Stock outstanding.

Share Buy-Back

On June 23, 2021, Alfi announced a $2.0 million buy-back of its Common Stock. The buy-back was completed on July 9, 2021, with Alfi acquiring 137,650 shares of Common Stock, for an aggregate price of $1,999,997, which are recorded as treasury stock.

Changes in Management

As previously disclosed in the Company’s filings with the SEC on October 22, 2021, the Company’s Board of Directors (the “Board”) placed each of Paul Pereira, the Company’s then President and Chief Executive Officer, Dennis McIntosh, the Company’s then Chief Financial Officer and Treasurer, and Charles Pereira, the Company’s then Chief Technology Officer, on paid administrative leave and authorized an independent internal investigation  (the “Investigation”) into certain corporate transactions and other matters.

Also as previously disclosed, since placing the former executives on leave, the Board has appointed: (i) James Lee as Chairman of the Board, replacing Mr. P. Pereira in such role; (ii) new management personnel, including Peter Bordes as Interim Chief Executive Officer, Louis Almerini as Interim Chief Financial Officer and David Gardner as Chief Technology Officer; (iii) two new independent directors to the Board, Allen Capsuto and Patrick Dolan; and (iv) Mr. Capsuto as Chair of the Audit Committee of the Board (the “Audit Committee”) and Mr. Dolan as a member of the Compensation Committee (the “Compensation Committee”) and the Nominating and Corporate Governance Committee of the Board (the “Nominating and Corporate Governance Committee”). Furthermore, Mr. P. Pereira resigned as a director and from all positions he held with the Company, Mr. McIntosh resigned from all positions he held with the Company, and Mr. C. Pereira’s employment with the Company was terminated.

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

The Investigation found, among other things, that the Company’s former senior management caused the Company to enter into certain transactions and certain agreements that were not approved by the Board, some of which included the unauthorized issuance of shares of Common Stock, as follows:

●	The Company’s former senior management caused the Company to purchase a condominium in Miami Beach, Florida for a purchase price of approximately $1.1 million without the Board’s knowledge or approval. After the conclusion of the Investigation, the Company sold the condominium for a price of $1.1 million on April 15, 2022. Net proceeds after commissions and other expenses of the sale were approximately $990,000.
●	The Company’s former senior management caused the Company to enter into an agreement to sponsor a sports tournament for two years, for a $640,000 sponsorship fee, which the Company paid $320,000 in cash and $320,000 through the issuance of 31,683 shares of Common Stock, without the Board’s knowledge or approval. The Company has since obtained, in connection with the Company’s termination of the sponsorship agreement, the return of the 31,683 shares of Common Stock. In addition, of the $320,000 in cash paid by the Company, $295,000 was converted to a charitable contribution and the remaining $25,000 was retained by the tournament organizer.
●	The Company’s former senior management caused the Company to enter into agreements with three vendors: (i) an investor relations firm to provide investor relations and strategic consulting services and capital introductions; (ii) a consultant to provide financial and business advice; and (iii) a start-up call center to provide customer service, sales, and onboarding services.

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

Results of Operations for the Year Ended December 31, 2021 Compared with the Year Ended December 31, 2020

			2021 vs. 2020
	2021	2020	$Change	% Change

Revenues	$26,465	$—	$26,465	N/A

Operating expenses
Compensation and benefits	6,030,179	950,641	5,079,538	534.3%
Other general and administrative	11,031,739	1,838,708	9,193,031	500.0%
Depreciation and amortization	1,150,782	716,558	434,224	60.6%
Total operating expenses	18,212,700	3,505,907	14,706,793	419.5%

Operating loss	(18,186,235)	(3,505,907)	(14,680,328)	418.7%

Other income (expense)
Other income	160,671	198,704	(38,033)	(19.1)%
Interest expense	(918,878)	(2,240,072)	1,321,194	(59.0)%
Total other income (expense)	(758,207)	(2,041,368)	1,283,161	(62.9)%

Net loss before provision for income taxes	(18,944,442)	(5,547,275)	(13,397,167)	241.5%
Provision for income taxes	—	—	—	—
Net loss after provision for income taxes	$(18,944,442)	$(5,547,275)	$(13,397,167)	241.5%

Revenues

For the year ended December 31, 2021, net revenues were $26,465. Through September 30, 2021, the Company earned revenue from a single customer. During the three-month period ended December 31, 2021, the Company for the first time earned revenues from customers for advertising delivered through Alfi-owned devices.

For the year ended December 31, 2020, we had no net revenues. We were engaged in beta testing of our Alfi-enabled devices and had not yet begun charging advertisers for delivering advertisements.

Operating Expenses

For the years ended December 31, 2021 and December 31, 2020, total operating expenses were $18,212,700 and $3,505,907, respectively, an increase of $14,706,793. Compensation and benefits expense increased as independent contractors became full time employees effective March 1, 2021, and the Company added staff to support product distribution and its operation as a newly public company. Other general and administrative expenses increased due to higher costs related to the Company’s growth and launch of its technology platform and the Company’s May 2021 listing as a public company. The increase in other general and administrative expenses reflected higher investor relations, insurance, recruiting, legal and professional fees, and marketing costs incurred during the year ended December 31, 2021. Software development and patent acquisition costs totaling $307,728 were capitalized during the year ended December 31, 2020, resulting in a reduction in compensation and benefits and other general and administrative expenses of that amount. All software development and patent costs were expensed during the year ended December 31, 2021. Depreciation and amortization charges increased as the year ended December 31, 2021 included additional depreciation charges for tablets acquired during 2021.

Operating Loss

For the year ended December 31, 2021, the operating loss increased from $3,505,907 to $18,186,235, an increase of  $14,680,328 compared with the year ended December 31, 2020. The increase was primarily due to higher operating expenses related to the Company’s growth and launch of its technology platform and additional expenses incurred to operate as a public company subsequent to the Company’s May 2021 IPO.

Other Income (Expense)

Other income of $160,671 and $198,704 for the years ended December 31, 2021 and December 31, 2020, respectively, included realized and collected foreign tax credits of $152,278 and $195,040, respectively, associated with its wholly owned subsidiary Alfi (N.I.) Ltd. For the years ended December 31, 2021 and December 31, 2020, interest expense of $918,878 and $2,240,072 included the value of Common Stock issued to related parties who provided bridge financing prior to the Company’s May 2021 IPO.

Net Loss

For the year ended December 31, 2021, the net loss increased from $5,547,275 to $18,944,442, an increase of  $13,397,167  compared with the year ended December 31, 2020. The increase was primarily due to higher operating expenses related to the Company’s growth and launch of its technology platform and additional expenses incurred to operate as a public company subsequent to the Company’s May 2021 IPO.

Results of Operations for the Year Ended December 31, 2020 Compared with the Year Ended December 31, 2019

			2020 vs. 2019
	2020	2019	$Change	% Change

Revenues	$—	$—	$—	N/A

Operating expenses
Compensation and benefits	950,641	540,516	410,125	75.9%
Other general and administrative	1,838,708	1,125,351	713,357	63.4%
Depreciation and amortization	716,558	22,166	694,392	N/M
Total operating expenses	3,505,907	1,688,033	1,817,874	107.7%

Operating loss	(3,505,907)	(1,688,033)	(1,817,874)	107.7%

Other income (expense)
Other income	198,704	97,379	101,325	104.1%
Interest expense	(2,240,072)	(8,478)	(2,231,594)	N/M
Total other income (expense)	(2,041,368)	88,901	(2,130,269)	N/M

Net loss before provision for income taxes	(5,547,275)	(1,599,132)	(3,948,143)	246.9%
Provision for income taxes	—	—	—	—
Net loss after provision for income taxes	$(5,547,275)	$(1,599,132)	$(3,948,143)	246.9%

Revenues, net

For the years ended December 31, 2020 and December 31, 2019, we had no net revenues. We were engaged in beta testing of our Alfi-enabled devices and had not yet begun charging advertisers for delivering advertisements.

Operating Expenses

For the years ended December 31, 2020 and December 31, 2019, total operating expenses were $3,505,907 and $1,688,033, respectively, an increase of $1,817,874. Compensation and benefits expense increased as the Company added staff to support product development. The Company capitalized certain software development and patent acquisition costs incurred throughout 2019 and during the six-month period ended June 30, 2020, which reduced operating expenses for the years ended December 31, 2020 and December 31, 2019 by $501,685 and $307,728, respectively. It was determined that the application development phase for its software ended in June 2020, and all software development and patent acquisition costs incurred after June 30, 2020 were expensed. Depreciation and amortization charges increased, as the year ended December 31, 2020 included additional depreciation charges for tablets acquired during 2020.

Operating Loss

For the year ended December 31, 2020, the operating loss increased from $1,688,033 to $3,505,907, an increase of $1,817,874 compared with the year ended December 31, 2019. The increase was primarily due to higher operating expenses related to product development, as discussed above.

Other Income (Expense)

Other income of $198,704 and $97,379 for the years ended December 31, 2020 and December 31, 2019, respectively, included realized and collected foreign tax credits of $195,040 and $87,348, respectively, associated with its wholly owned subsidiary Alfi (N.I.) Ltd. Interest expense of $2,240,072 and $8,478 for the years ended December 31, 2020 and December 31, 2019, respectively, rose significantly in 2021 as the Company increased borrowings from related parties to finance ongoing product development. The year ended December 31, 2020 included the value of Common Stock issued to related parties who agreed to provide bridge financing prior to the Company’s May 2021 IPO.

Net Loss

For the year ended December 31, 2020, the net loss increased from $1,599,132 to $5,547,275, an increase of  $3,948,143  compared with the year ended December 31, 2019. The increase was primarily due to higher operating expenses related to the Company’s ongoing product development, as discussed above.

Liquidity and Capital Resources

As of the date of this Annual Report, the Company has not yet generated substantial revenue from customers and business activity has mainly consisted of cash outflows associated with its business development activities. These conditions indicate that there is substantial doubt about the Company’s ability to continue as a going concern within one year from the issuance date of the consolidated financial statements.

The Company’s primary source of operating funds since inception through April 2021 was cash proceeds from the private placements of preferred equity and debt securities. During 2021, the Company completed its IPO yielding net proceeds to the Company of approximately $15.7 million from the sale of Common Stock and warrants and approximately $16.0 million from the exercise of warrants. The capital raised included funding for working capital to launch and expand operations in accordance with its business model. On April 12, 2022, the Company entered into a Credit Agreement with a related party lender, pursuant to which it may borrow up to $2,500,000 for up to one year. Through May 10, 2022, the lender has funded to the Company $1,000,000 under the Credit Agreement.

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

Critical Accounting Policies and Significant Accounting Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements as well as the reported expenses during the reporting periods. Actual results may differ materially from these estimates.

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

Our significant accounting policies are more fully described in our consolidated financial statements (Note 2) included in this Annual Report.

Recently Issued Accounting Standards

Our analysis of recently issued accounting standards are more fully described in our consolidated financial statements (Note 2) included in this Annual Report.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TABLE OF CONTENTS FOR THE FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Alfi, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Alfi, Inc. and subsidiary (the "Company") as of December 31, 2021, 2020, and 2019, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the years then ended, and the related notes (collectively referred to as the consolidated financial statements).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, 2020, and 2019, and the results of their operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Restatement of the 2020 and 2019 Financial Statements

As discussed in Note 4 to the consolidated financial statements, the accompanying consolidated financial statements as of and for the years ended December 31, 2020 and 2019 have been restated to correct misstatements.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has not yet generated substantial revenue from customers and has experienced significant operating losses and negative operating cash flows. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.  Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audits of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Capitalized software development costs

As described in Note 2 and Note 11 to financial statements, the Company capitalizes certain costs related to internally developed software. Management determines the amount of internal software development costs to be capitalized based on the amount of time spent by developers on projects in the application stage of development. The determination of the application development stage period, as well as the estimation of capitalizable costs, involves judgment.

We identified capitalized software development costs as a critical audit matter. Our principal considerations for this determination were the high degree of auditor judgment and subjectivity required in evaluating management’s determination of the activities and costs that qualify for capitalization and the relevant software development guidance to be applied under the applicable accounting standards.

The primary procedures we performed to address this critical audit matter included:

●	We obtained an understanding of the Company’s process for determining the activities and costs that qualify for capitalization and the relevant capitalized software development costs guidance to be applied under the applicable accounting standards.
●	We evaluated the Company’s determination of the application development stage period.
●	We tested the mathematical accuracy of the roll forward of capitalized software development costs and related amortization expense. We also tested the completeness and accuracy of applicable system-generated reports, including reconcilements of details to associated sub-ledgers.
●	For a sample of capitalized software development costs, we performed the following:
o	Inspected underlying documentation and assessed the eligibility of costs for capitalization,
o	Performed recalculations based on direct payroll related costs and invoices for work performed by third parties,
o	Inquired of project managers for significant projects to assess the nature of the costs and the employees devoted to capitalizable activities.

/s/ Frazier & Deeter, LLC

We have served as the Company’s auditor since 2021.

Tampa, Florida

May 16, 2022

Alfi, Inc.

f/k/a Lectrefy, Inc.

Consolidated Balance Sheets

	December 31,
	2021	2020	2019
Assets
Current assets:
Cash and cash equivalents	$4,391,816	$8,335	$38,890
Accounts receivable	5,578	—	—
Prepaid expenses and other	926,170	793	3,651
Total current assets	5,323,564	9,128	42,541
Property and equipment, net	4,031,904	506,294	107,744
Intangible assets, net	712,247	888,271	668,556
Operating lease right-of-use asset, net	95,765	149,032	206,378
Assets held for sale and other assets	1,209,525	7,940	7,940
Total assets	$11,373,005	$1,560,665	$1,033,159
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$2,264,582	$1,000,876	$23,844
Debt payable, related parties	—	3,728,808	—
Lease liability	98,175	152,646	209,016
Interest payable, related parties	—	116,600	8,478
Total current liabilities	2,362,757	4,998,930	241,338
Long-term debt, net (related parties)	—	—	759,090
Total liabilities	2,362,757	4,998,930	1,000,428
Stockholders' Equity (Deficit)
Series Seed convertible preferred stock, $0.0001 par value,
2,500,000 shares authorized, -0-, 2,500,000, and 2,500,000
shares issued and outstanding at December 31, 2021,
2020, and 2019, respectively	—	2,500,000	2,500,000
Common stock, $0.0001 par value, 80,000,000 shares
authorized, 16,069,347, 4,441,582 and 3,150,058 shares
issued and outstanding at December 31, 2021,
2020, and 2019, respectively	1,620	444	315
Additional paid-in capital	37,967,926	2,076,150	—
Accumulated deficit	(26,959,301)	(8,014,859)	(2,467,584)
Common stock held in treasury at cost, $0.0001 par
137,650, -0-, and -0- shares, respectively	(1,999,997)	—	—
Total stockholders' equity (deficit)	9,010,248	(3,438,265)	32,731
Total liabilities and stockholders' equity (deficit)	$11,373,005	$1,560,665	$1,033,159

See accompanying notes to the consolidated financial statements

Alfi, Inc.

f/k/a Lectrefy, Inc.

Consolidated Statements of Operations

	2021	2020	2019

Revenues	$26,465	$—	$—

Operating expenses
Compensation and benefits	6,030,179	950,641	540,516
Other general and administrative	11,031,739	1,838,708	1,125,351
Depreciation and amortization	1,150,782	716,558	22,166
Total operating expenses	18,212,700	3,505,907	1,688,033

Operating loss	(18,186,235)	(3,505,907)	(1,688,033)

Other income (expense)
Other income	160,671	198,704	97,379
Interest expense	(918,878)	(2,240,072)	(8,478)
Total other income (expense)	(758,207)	(2,041,368)	88,901

Net loss before provision for income taxes	(18,944,442)	(5,547,275)	(1,599,132)
Provision for income taxes	—	—	—
Net loss	$(18,944,442)	$(5,547,275)	$(1,599,132)

Loss per share, basic and diluted	$(1.63)	$(1.75)	$(0.51)

Weighted average shares outstanding, basic and diluted	11,622,251	3,166,024	3,150,058

See accompanying notes to the consolidated financial statements

Alfi Inc.

f/k/a Lectrefy, Inc.

Consolidated Statement of Changes to Stockholders’ Equity (Deficit)

								Total
	Series Seed Convertible				Additional		Common	Stockholders'
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stock Held	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	in Treasury	(Deficit)

As of January 1, 2019	1,500,000	$1,500,000	3,150,058	$315	$—	$(868,452)	$—	$631,863
Issuance of convertible preferred stock	1,000,000	1,000,000	—	—	—	—	—	1,000,000
Net loss	—	—	—	—	—	(1,599,132)	—	(1,599,132)
As of December 31, 2019	2,500,000	2,500,000	3,150,058	315	—	(2,467,584)	—	32,731
Shares issued for services	—	—	31,501	3	24,997	—	—	25,000
Shares issued with debt	—	—	1,260,023	126	1,999,874	—	—	2,000,000
Share based compensation	—	—	—	—	51,279	—	—	51,279
Net loss	—	—	—	—	—	(5,547,275)	—	(5,547,275)
As of December 31, 2020	2,500,000	2,500,000	4,441,582	444	2,076,150	(8,014,859)	—	(3,438,265)
Shares issued with debt	—	—	472,510	48	749,952	—	—	750,000
Conversion of convertible preferred stock to common	(2,500,000)	(2,500,000)	3,150,058	315	2,499,685	—	—	—
Shares issued for cash	—	—	4,291,045	429	10,993,471	—	—	10,993,899
Warrants issued for cash	—	—	—	—	4,738,750	—	—	4,738,750
Exercise of warrants	—	—	3,508,227	352	16,034,189	—	—	16,034,541
Shares issued for services	—	—	331,683	30	476,150	—	—	476,180
Share based compensation	—	—	—	—	384,495	—	—	384,495
Options exercised	—	—	11,892	2	15,085	—	—	15,087
Treasury shares purchased	—	—	(137,650)	—	—	—	(1,999,997)	(1,999,997)
Net loss	—	—	—	—	—	(18,944,442)	—	(18,944,442)
As of December 31, 2021	—	$—	16,069,347	$1,620	$37,967,926	$(26,959,301)	$(1,999,997)	$9,010,248

See accompanying notes to the consolidated financial statements

Alfi, Inc.

f/k/a Lectrefy, Inc.

Consolidated Statements of Cash Flows

	2021	2020	2019
Cash flows from operating activities
Net loss	$(18,944,442)	$(5,547,275)	$(1,599,132)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,150,782	716,558	22,166
Shares issued with debt	750,000	2,000,000	—
Share based compensation	384,495	51,279	—
Share based payments for services	476,180	25,000	—
Amortization of operating lease right-of-use asset	53,267	57,346	30,214
Changes in assets and liabilities:
Accounts receivable	(5,578)	—	—
Prepaid expenses and other assets	(925,377)	2,858	99,418
Other assets	(98,149)	—	3,726
Accounts payable	1,263,705	977,032	13,310
Lease liability	(54,472)	(56,370)	(27,576)
Interest payable, related parties	(116,599)	108,122	8,478
Net cash used in operations	(16,066,188)	(1,665,450)	(1,449,396)
Investing activities
Capital expenditures	(4,500,365)	(1,027,096)	(59,455)
Purchase of condominium	(1,103,437)	—	—
Acquisition of intangible assets	—	(307,728)	(501,685)
Net cash used in investing activities	(5,603,802)	(1,334,824)	(561,140)
Financing activities
Proceeds from related party debt payable	2,548,346	2,969,719	759,090
Proceeds from issuance of convertible preferred stock	—	—	1,000,000
Proceeds from issuance of common stock, net	15,732,649	—	—
Proceeds from exercise of warrants	16,034,541	—	—
Proceeds from exercise of options	15,085	—	—
Repayments of related party debt payable	(6,277,154)	—	—
Purchase of treasury shares	(1,999,997)	—	—
Net cash provided by financing activities	26,053,470	2,969,719	1,759,090
Net change in cash and cash equivalents	4,383,480	(30,555)	(251,446)
Cash and cash equivalents at the beginning of the period	8,335	38,890	290,336
Cash and cash equivalents at the end of the period	$4,391,816	$8,335	$38,890

Supplemental disclosure of cash flow information
Cash paid for interest	$285,478	$—	$—
Cash paid for income tax	$—	$—	$—

Supplemental disclosure of non-cash investing and financing activities
Conversion of convertible preferred stock to common	$2,500,000	$—	$—
Adoption of ASC 842 lease asset and liability recorded	$—	$—	$236,592

See accompanying notes to the consolidated financial statements

ALFI, INC. AND SUBSIDIARY

f/k/a LECTREFY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 BUSINESS DESCRIPTION BACKGROUND

Alfi, Inc. is a C-corporation incorporated in Delaware that operates in the technology sector; specifically, Software as a Service (“SaaS”) in the Digital Out Of Home (“DOOH”) Smart Advertising segment. This segment includes artificial intelligence, machine & deep learning, edge computing, Big Data, telecommunications, and the Internet of Things (IoT). Alfi, Inc. includes its wholly owned subsidiary Alfi (N.I.) Ltd, the results of which are presented on a consolidated basis in the financial statements. Alfi (N.I.) Ltd is a registered business in Belfast, Ireland. Collectively, the consolidated entity is referred to as the “Company” or “Alfi” throughout the consolidated financial statements.

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

The Company’s primary activities since inception have been research and development, managing collaborations, and raising capital. As of December 31, 2021, the Company had approximately 27,000 tablets included in the Company’s balance sheet in property and equipment, net of accumulated depreciation.

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES

Consolidation

The consolidated financial statements include the accounts of Alfi, Inc. and its wholly owned subsidiary, Alfi (N.I.) Ltd. Collectively, these entities make up the consolidated financial statements during the periods presented in this Annual Report. All significant intercompany balances and transactions are eliminated in consolidation.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Through December 31, 2021, the Company has distributed and activated into operations approximately 7,600 devices (tablets and kiosks) at no cost to rideshare, mall, or airport owner(s). It is the viewers of the Alfi-enabled device, rather than the rideshare, mall or airport owner, that the Alfi-enabled device engages with and to whom the Company delivers advertising and content.

The Company recognizes revenue when earned from rideshare sources, advertisers, and content providers. Each contract for placing a device in service with rideshare, mall, or airport owners generally does not trigger a payment from such party to the Company. With respect to a kiosk in a mall or airport, the Company may be paid a separate service fee to maintain the device, but the Company does not anticipate that to be a material source of revenue. The Company’s contract with a device host may provide that the Company pays a revenue sharing amount, or fee, based on the revenue the Company derives from that device. The Company will expense that fee in other general and administrative expenses. Removing a tablet from the vehicle or returning it to the Company would automatically cancel the opportunity for a rideshare to receive commissions. Thus, the Company does not anticipate that a rideshare would seek to return a tablet. Kiosks, because of their high cost, may either be returned to the Company or purchased by the facility owner at the end of the contract.

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

Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, then an impairment charge is recognized for the amount by which the carrying value of the asset exceeds the estimated fair value of the asset. As of December 31, 2021, 2020, and 2019, the Company believes that no revision of the remaining useful lives or write-down of long-lived assets is required.

Prepaid Expenses and Other Assets

The Company records premiums paid up front for insurance and retainers paid to professional services firms as prepaid expenses.

Assets Held for Sale and Other Assets

Assets held for sale and other assets include a condominium purchased in August 2021 and sold in April 2022. The purchase and sale prices were approximately $1.1 million.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. Fair values approximate carrying values for cash, accounts payable, notes payable, fixed assets, and amortizable intangible assets.

Net Loss Per Share

The Company computes basic net loss per share by dividing net loss per share available to Common Stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into Common Stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic and diluted loss per share for the years ended December 31, 2021, 2020, and 2019, excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of Common Stock during the period.

Potentially dilutive securities excluded from the computation of basic net loss per share are as follows:

	December 31,	December 31,	December 31,
	2021	2020	2019
Convertible Series (“Seed”) Preferred stock	—	3,150,058	3,150,058
Warrants	969,385	—	—
Employee stock options	455,474	236,259	59,064
Total potentially dilutive securities	1,424,859	3,386,317	3,209,122

Common Stock

The Company issued 3,150,058 shares of Common Stock on April 4, 2018 to the Company's founders. At December 31, 2020, outstanding shares of Common Stock totaled 4,441,582. During the year ended December 31, 2021, the Company issued 4,291,045 shares of Common Stock for cash in a its initial public offering, which was completed on May 6, 2021 (“IPO”), 3,508,227 shares of Common Stock upon exercise of warrants issued in connection with the IPO, and 3,150,058 shares of Common Stock from conversion of all outstanding shares of the Company's Series Seed Preferred Stock, $0.0001 par value per share (the "Series Seed Preferred Stock"), to shares of Common Stock. During the year ended December 31, 2021, the Company repurchased 137,650 shares of its Common Stock for $1,999,997. The Company paid no dividends on Common Stock issued during the years ended December 31, 2021, 2020, and 2019, respectively. The Company accounts for Common Stock issued with debt, issued for services, and issued as share based compensation at fair value.

Convertible Instruments

During the years ended December 31, 2021, 2020, and 2019, the Company did not record or issue convertible notes with beneficial conversion features and did not record debt discounts related to beneficial conversion features. During 2020 and 2019, the Company issued Series Seed Preferred Stock which is convertible into Common Stock on a 1:1.260023 basis at the option of the holder, and is classified as stockholders’ equity on the balance sheet at December 31, 2020, and December 31, 2019. When converted into Common Stock by Series Seed Preferred Stock holders, its fair value approximates the existing carrying (book) value of the Series Seed Preferred Stock as stated.

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

Thus, no embedded derivatives were identified on the conversion option of the Series Seed Preferred Stock at December 31, 2020, and 2019. In May 2021, 2,500,000 shares of Series Seed Preferred Stock converted into 3,150,058 shares of Common Stock. There were no outstanding shares of Series Seed Preferred Stock on December 31, 2021.

Common Stock Purchase Warrants

The Company accounts for warrants to purchase its Common Stock in accordance with ASC 815. Proceeds from the issuance of warrants indexed to the Company’s own stock are equity classified.

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

Income Taxes

Deferred income tax assets and liabilities are determined based on the estimated future tax effects of net operating loss and credit carryforwards and temporary differences between the tax basis of assets and liabilities and their respective financial reporting amounts measured at the current enacted tax rates. The Company records an estimated valuation allowance on its deferred income tax assets if it is more likely than not that these deferred income tax assets will be realized. The Company carries a 100% valuation allowance against deferred tax assets as of December 31, 2021, 2020, and 2019. The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of December 31, 2021, 2020, and 2019, the Company has not recorded any unrecognized tax benefits. The Company’s policy is to classify assessments, if any, for tax-related interest as interest expense and penalties as general and administrative expenses in the statements of operations. The Company did not recognize any such penalties or interest during the periods presented under this Annual Report.

Recent Accounting Pronouncements

There are various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Forward Stock Split

On March 1, 2021, the Company enacted a forward stock split on a 1.260023:1.000000 basis. Share amounts reflected in this Annual Report are presented post-split, unless otherwise noted.

NOTE 3 GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of the date of this Annual Report, the Company has not yet generated substantial revenue from customers and business activity has mainly consisted of cash outflows associated with its business development activities. These conditions indicate that there is substantial doubt about the Company’s ability to continue as a going concern within one year from the issuance date of the consolidated financial statements.

The Company’s primary source of operating funds since inception through April 2021 was cash proceeds from the private placements of preferred equity and debt securities. During 2021, the Company completed its IPO yielding net proceeds to the Company of approximately $15.7 million from the sale of Common Stock and warrants and approximately $16.0 million from the exercise of warrants. The capital raised included funding for working capital to launch and expand operations in accordance with its business model.

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

NOTE 4 RESTATEMENTS OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Prior Period Restatements

On March 11, 2022, the Audit Committee (the “Audit Committee”) of the Company’s Board of Directors (the “Board”) and the Company’s management concluded that the Company’s previously issued audited financial statements for the years ended December 31, 2019 and 2020, included in the Company’s Registration Statement on Form S-1 (File No. 333-251959), and the Company’s previously issued interim financial statements included in the Company’s Quarterly Reports on Forms 10-Q for the quarters ended March 31, 2021 and June 30, 2021 (collectively, the “Prior Period Financial Statements”), should no longer be relied upon as a result of the accounting errors described below and should be restated. Similarly, any previously furnished or filed reports, press releases, earnings releases, investor presentations or other communications describing the Prior Period Financial Statements and related financial information should not be relied upon.

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

Impact of the Restatements

The impact of the restatement on the consolidated balance sheet as of December 31, 2020 is presented below:

	As of December 31, 2020
	As Previously	Restatement
	Reported	Adjustments	As Restated
Assets
Current assets:
Cash and cash equivalents	$8,335	$—	$8,335
Note receivable (related parties)	1,830,000	(1,830,000)	—
Prepaid expenses and other	793	—	793
Total current assets	1,839,128	(1,830,000)	9,128
Property and equipment, net	117,474	388,820	506,294
Intangible assets, net	4,384,188	(3,495,917)	888,271
Other assets (complimentary devices), net	1,104,000	(1,104,000)	—
Operating lease right-of-use asset, net	—	149,032	149,032
Other assets	7,940	—	7,940
Total assets	$7,452,730	$(5,892,065)	$1,560,665
Liabilities
Current liabilities:
Accounts payable	$516,705	$484,171	$1,000,876
Debt payable, related parties	5,558,808	(1,830,000)	3,728,808
Derivative liability	229,712	(229,712)	—
Lease liability	—	152,646	152,646
Interest payable, related parties	116,600	—	116,600
Total current liabilities	6,421,825	(1,422,895)	4,998,930
Total liabilities	6,421,825	(1,422,895)	4,998,930
Stockholders' Equity (deficit)
Series Seed convertible preferred stock, $0.0001 par value, 2,500,000 shares authorized, issued, and outstanding	2,500,000	—	2,500,000
Common stock, $0.0001 par value, 15,000,000 shares authorized, 4,441,582 shares issued and outstanding	444	—	444
Additional paid-in capital	2,024,871	51,279	2,076,150
Accumulated deficit	(3,494,410)	(4,520,449)	(8,014,859)
Total stockholders' equity (deficit)	1,030,905	(4,469,170)	(3,438,265)
Total liabilities and stockholders' equity (deficit)	$7,452,730	$(5,892,065)	$1,560,665

The impact of the restatement on the consolidated balance sheet as of December 31, 2019 is presented below:

	As of December 31, 2019
	As Previously	Restatement
	Reported	Adjustments	As Restated
Assets
Current assets:
Cash and cash equivalents	$38,890	$—	$38,890
Prepaid expenses and other	3,651	—	3,651
Total current assets	42,541	—	42,541
Property and equipment, net	107,744	—	107,744
Intangible assets, net	3,198,051	(2,529,495)	668,556
Operating lease right-of-use asset, net	—	206,378	206,378
Other assets	7,940	—	7,940
Total assets	$3,356,276	$(2,323,117)	$1,033,159
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$23,844	$—	$23,844
Lease liability	—	209,016	209,016
Interest payable, related parties	8,478	—	8,478
Total current liabilities	32,322	209,016	241,338
Long-term debt, net (related parties)	759,090	—	759,090
Total liabilities	791,412	209,016	1,000,428
Stockholders' Equity
Series Seed convertible preferred stock, $0.0001 par value, 2,500,000 shares authorized, issued, and outstanding	2,500,000	—	2,500,000
Common stock, $0.0001 par value, 15,000,000 shares authorized, 3,150,058 shares issued and outstanding	315	—	315
Accumulated surplus (deficit)	64,549	(2,532,133)	(2,467,584)
Total stockholders' equity	2,564,864	(2,532,133)	32,731
Total liabilities and stockholders' equity	$3,356,276	$(2,323,117)	$1,033,159

The impact of the restatement on the consolidated statement of operations for the year ended December 31, 2020 is presented below:

	For the Year Ended December 31, 2020
	As Previously	Restatement
	Reported	Adjustments	As Restated

Revenues	$—	$—	$—
Cost of sales, net	331,110	(331,110)
Gross margin	(331,110)	331,110	—

Operating expenses
Compensation and benefits	—	950,641	950,641
Other general and administrative	2,850,531	(1,011,823)	1,838,708
Depreciation and amortization	464,236	252,322	716,558
Total operating expenses	3,314,767	191,140	3,505,907

Operating loss	—	(3,505,907)	(3,505,907)

Other income (expense)
Other income	195,040	3,664	198,704
Interest expense	(108,122)	(2,131,950)	(2,240,072)
Total other income (expense)	86,918	(2,128,286)	(2,041,368)

Net loss before provision for income taxes	(3,558,959)	(1,988,316)	(5,547,275)
Provision for income taxes	—	—	—
Net loss after provision for income taxes	$(3,558,959)	$(1,988,316)	$(5,547,275)

Loss per share, basic and diluted	$(1.12)	$(0.63)	$(1.75)

Weighted average shares outstanding, basic and diluted	3,169,501	(3,477)	3,166,024

The impact of the restatement on the consolidated statement of operations for the year ended December 31, 2019 is presented below:

	For the Year Ended December 31, 2019
	As Previously	Restatement
	Reported	Adjustments	As Restated

Revenues	$—	$—	$—
Cost of sales, net	—	—	—
Gross margin	—	—	—

Operating expenses
Compensation and benefits	—	540,516	540,516
Other general and administrative	—	1,125,351	1,125,351
Depreciation and amortization	22,166	—	22,166
Total operating expenses	22,166	1,665,867	1,688,033

Operating loss	—	(1,688,033)	(1,688,033)

Other income (expense)
Other income	97,379	—	97,379
Interest expense	(8,478)	—	(8,478)
Total other income	88,901	—	88,901

Net income (loss) before provision for income taxes	66,735	(1,665,867)	(1,599,132)
Provision for income taxes	—	—	—
Net income (loss) after provision for income taxes	$66,735	$(1,665,867)	$(1,599,132)

Loss per share, basic and diluted	$0.02	$(0.53)	$(0.51)

Weighted average shares outstanding,
basic and diluted	3,150,000	58	3,150,058

The impact of the restatement on the consolidated statement of cash flows for the year ended December 31, 2020 is presented below:

	For the Year Ended December 31, 2020
	As Previously	Restatement
	Reported	Adjustments	As Restated
Operating activities
Net loss	$(3,558,959)	$(1,988,316)	$(5,547,275)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation and amortization	464,236	252,322	716,558
Stock issued in lieu of cash payments for expenses	2,254,712	(178,433)	2,076,279
Amortization of operating lease right-of-use asset	—	57,346	57,346
Changes in assets and liabilities:
Other assets (complimentary devices)	(1,104,000)	1,104,000	—
Note receivable (related parties)	(1,830,000)	1,830,000	—
Prepaid expenses and other assets	2,858	—	2,858
Accounts payable	492,861	484,171	977,032
Lease liability	—	(56,370)	(56,370)
Interest payable, related parties	108,122	—	108,122
Net cash used in operations	(3,170,170)	1,504,720	(1,665,450)
Investing activities
Capital expenditures	(23,584)	(1,003,512)	(1,027,096)
Acquisition of intangible assets	(1,636,519)	1,328,791	(307,728)
Net cash used in investing activities	(1,660,103)	325,279	(1,334,824)
Financing activities
Proceeds from related party debt payable	4,799,718	(1,830,000)	2,969,719
Net cash provided by financing activities	4,799,718	(1,830,000)	2,969,719
Net change in cash and cash equivalents	(30,555)	—	(30,555)
Cash and cash equivalents at the beginning of the period	38,890	—	38,890
Cash and cash equivalents at the end of the period	$8,335	$—	$8,335

The impact of the restatement on the consolidated statement of cash flows for the year ended December 31, 2019 is presented below:

	For the Year Ended December 31, 2019
	As Previously	Restatement
	Reported	Adjustments	As Restated
Operating activities
Net income (loss)	$66,735	$(1,665,867)	$(1,599,132)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation and amortization	22,166	—	22,166
Amortization of operating lease right-of-use asset	—	30,214	30,214
Changes in assets and liabilities:
Prepaid expenses and other assets	96,068	3,350	99,418
Other assets	—	3,726	3,726
Accounts payable	13,311	(1)	13,310
Lease liability	—	(27,576)	(27,576)
Interest payable, related parties	8,478	—	8,478
Net cash used in operations	206,758	(1,656,154)	(1,449,396)
Investing activities
Capital expenditures	(52,380)	(7,075)	(59,455)
Acquisition of intangible assets	(2,164,914)	1,663,229	(501,685)
Net cash used in investing activities	(2,217,294)	1,656,154	(561,140)
Financing activities
Proceeds from related party debt payable	759,090	—	759,090
Proceeds from issuance of convertible preferred stock	1,000,000	—	1,000,000
Net cash provided by financing activities	1,759,090	—	1,759,090
Net change in cash and cash equivalents	(251,446)	—	(251,446)
Cash and cash equivalents at the beginning of the period	290,336	—	290,336
Cash and cash equivalents at the end of the period	$38,890	$—	$38,890

Supplemental disclosure of cash flow information
Adoption of ASC 842 lease
asset and liability recorded	$—	$236,592	$236,592

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

Level 3 financial assets and liabilities are valued using unobservable inputs to the valuation methodology that are significant to the measurement of fair value. The determination of fair value and the assessment of a measurement’s placement within the hierarchy requires judgment. Level 3 valuations often involve a higher degree of judgment and complexity. Level 3 valuations may require the use of various cost, market, or income valuation methodologies applied to unobservable management estimates and assumptions. Management’s assumptions could vary depending on the asset or liability valued and the valuation method used. Such assumptions could include estimates of prices, earnings, costs, actions of market participants, market factors, or the weighting of various valuation methods.

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

NOTE 6 DEBT PAYABLE – RELATED PARTIES

During 2019 and 2020, the Company entered into six promissory note agreements with a related party pursuant to which the Company could borrow up to $2,500,000 at an annual interest rate of 5%. Borrowings pursuant to those agreements were $759,091 at December 31, 2019. During the year ended December 31, 2020, the Company borrowed an additional $1,740,909.

During the year ended December 31, 2020, a related party provided financing of approximately $950,000 for the Company’s purchase of 7,600 tablets. Payment terms associated with the approximately 7,600 tablet devices purchased by the related party on behalf of the Company required a fixed repayment of $125 per device, due to related party by Alfi upon the closing of the IPO. There was no stated interest rate or additional repayment terms.

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

During the year ended December 31, 2020, the Company received a cash advance of $27,154 from related parties. The cash advances carried no specified repayment term, interest rate, or security interest.

During the year ended December 31, 2021, the Company entered into bridge loans totaling $800,000 with related party investors. Terms of the bridge loans with the related parties included repayment of principal on or before June 30, 2021, and an annual interest rate of 18%. In addition to repayment of principal and interest under the bridge loans, the Company issued 472,510 shares of Common Stock. Management valued these issuances of shares at $750,000 and recorded that amount in interest expense.

A summary of borrowings from related parties follows.

			Interest
	Lender	Loan Payable	Rate	Accrual
Balance at January 1, 2019		$—		$—
Note borrowings	Affiliated entity	759,091	5%	8,358
Balance at December 31, 2019		$759,091		$8,358
Interest on prior borrowings		—		38,059
Note borrowings	Affiliated entity	1,740,909	5%	66,576
Tablet financing	Affiliated entity	950,000	N/A	—
Bridge loan	Affiliated entity	251,654	18%	3,138
Bridge loan	Affiliated entity	27,154	0%	—
Balance at December 31, 2020		$3,728,808		$116,130
Interest on prior borrowings		—		60,256
Bridge loans	Affiliated entities	1,748,346	18%	83,399
Bridge loans	Affiliated persons	800,000	18%	25,693
Repayments		(6,277,154)		(285,478)
Balance at December 31, 2021		$—		$—

All borrowings from related parties were paid in full upon completion of the Company’s IPO in May 2021.

NOTE 7 INCOME TAXES

The Company utilizes the liability method of accounting for income taxes as set forth in FASB ASC Topic 740, “Income Taxes”. Under the liability method, deferred taxes are determined based on differences between the financial statement and tax bases of assets and liabilities using tax rates expected to be in effect during the years in which the basis difference reverses. The Company accounts for interest and penalties on income taxes as income tax expense. A valuation allowances is recorded when it is more likely than not that a tax benefit will not be realized. In determining the need for valuation allowances the Company considers projected future taxable income and the availability of tax planning strategies.

The Company’s policy is to record interest and penalties on uncertain tax positions as a component of income tax expense. As of December 31, 2021, 2020, and 2019, the Company has not recorded any uncertain tax positions and, therefore, has not incurred any interest or penalties. The Company files Federal and state tax returns in as a C-corporation. The Company is not currently under examination by any Federal or state authority. All tax returns filed since the Company’s inception in 2018 are subject to examination by taxing authorities.

A reconciliation of the statutory federal income tax expense (benefit) to the effective tax is as follows for the years ended December 31, 2021, 2020, and 2019:

	2021	2020	2019
Statutory rate	21.0%	21.0%	21.0%
Effect of:
State taxes, net of federal benefit	5.0%	5.0%	5.0%
Change in valuation allowance	(26.0)%	(26.0)%	(26.0)%
Effective tax rate	0.0%	0.0%	0.0%

The Company’s financial statements contain certain deferred tax assets which have arisen primarily as a result of losses incurred that are considered start-up costs for tax purposes, as well as net deferred income tax assets resulting from other temporary differences related to certain reserves and differences between book and tax depreciation and amortization. The Company assesses the realizability of deferred tax assets based on the available evidence, including a history of taxable income and estimates of future taxable income. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that all or some portion of deferred tax assets will not be realized. Due to the history of losses incurred by the Company, management believes it is not more likely than not that all of the deferred tax assets can be realized. Accordingly, the Company established and recorded a full valuation allowance on its net deferred tax assets of approximately $6.1 million, $1.6 million, and $0.8 million as of December 31, 2021, 2020 and 2019, respectively.

Deferred tax assets and liabilities consist of the following at December 31, 2021, 2020, and 2019:

	December 31,
	2021	2020	2019
Deferred tax assets
Federal and state net operating loss carry forwards	$6,087,010	$1,612,569	$812,857
Total gross deferred tax assets	6,087,010	1,612,569	812,857
Valuation Allowance	(6,087,010)	(1,612,569)	(812,857)
Net deferred tax assets	$—	$—	$—

As of December 31, 2021, the Company had $23.4 million of U.S. Federal net operating loss carryforwards available to reduce future taxable income, of which $23.4 million will be carried forward indefinitely for U.S. Federal tax purposes and $-0- will expire beginning in 2035 to 2037. The Company also has $23.5 million of U.S. state net operating loss carryforwards of which $23.5 million will be carried forward indefinitely and $-0- will expire beginning in 2035 to 2037.

During the years ended December 31, 2021, December 31, 2020, and December 31, 2019, the Company realized foreign tax credits associated with its wholly owned subsidiary Alfi (N.I.) Ltd of $152,278, $195,040, and $87,348. These amounts were recorded as other income in the consolidated statement of operations.

NOTE 8 COMMITMENTS AND CONTINGENCIES

Operating leases

During the years ended December 31, 2021, 2020, and 2019, the Company had office leases in Miami, FL, Denver, CO, and Belfast, Northern Ireland. Rent expense under those leases was $422,075, $93,962, and $134,034 during the years ended December 31, 2021, 2020, and 2019, respectively.

The Belfast office lease is an operating lease that commenced on July 1, 2019 and has a ten-year term with an option to terminate the lease after five years. The Company vacated this office in March 2022 and is in negotiations to terminate the lease early. In accordance with ASC 842, upon lease inception the Company recorded an operating lease right-of-use (“ROU”) asset of $236,592 and lease liability of $236,592 for this lease. Operating lease ROU assets and lease liabilities at commencement date were determined based on the present value of minimum lease payments over the lease term of five years. Future minimum payments due under the Belfast office lease are $62,438 in 2022 and $62,438 in 2023.

Concentration of Credit Risk

Generally, the Company’s cash balances, which are deposited in non-interest-bearing accounts may exceed FDIC insurance limits from time to time. The financial stability of these institutions is periodically reviewed by senior management. At December 31, 2021, 2020, and 2019, cash balances in excess of FDIC requirements were $4,141,816, $-0-, and $-0-, respectively. The Company incurred no losses from cash balances in excess of FDIC requirements.

Litigation, Claims, and Assessments

The Company may be involved in legal proceedings, claims and assessments. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

On December 2, 2021, the Company and certain of its present and former officers and directors were named as defendants in a putative class action lawsuit styled Steppacher v. Alfi, Inc., et al., Case No. 1:21-cv-24232, brought in the United States District Court for the Southern District of Florida. On December 15, 2021, the Company, certain of its present and former officers and directors, and the underwriters in the Company’s IPO were named as defendants in a second putative class action styled Kleinschmidt v. Alfi, Inc., et al., Case No. 1:21-cv-24338, also brought in the United States District Court for the Southern District of Florida. The complaints in both actions allege that the Company and other named defendants violated Sections 11 and 15 of the Securities Act of 1933, as amended, with respect to allegedly false and misleading statements included in the registration statement and prospectus supplements issued in connection with the Company’s IPO (the “Offering Documents”) in May 2021, and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, by allegedly making false and materially misleading statements and failing to disclose material adverse facts in the Company’s public filings with the SEC. Both complaints assert that the putative plaintiff class includes: (i) persons or entities, other than the defendants, who purchased or acquired the Common Stock or warrants to purchase the Common Stock pursuant and/or traceable to the Offering Documents; and (ii) persons or entities, other than the defendants, who purchased or acquired the Company’s securities between May 4, 2021, and November 15, 2021 (both dates inclusive). The plaintiffs seek unspecified compensatory damages, including interest, and costs and expenses, including attorney’s and expert fees. On February 3, 2022, the court consolidated the two actions under the caption Steppacher, Jr., et al. v. Alfi, Inc. et al., Case No. 21-cv-24232-KMW. Three putative stockholders (or groups of stockholders) moved to be appointed as lead plaintiff, and the court appointed Candido Rodriguez as lead plaintiff. The consolidated actions are now captioned Rodriguez, et al. v. Alfi, Inc., et al., Case No. 21-cv-24232-KMW. The Company intends to vigorously defend these actions and is currently unable to estimate the costs and timing of the resolution of this matter.

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

NOTE 9 STOCKHOLDERS’ EQUITY (DEFICIT)

Common shares issued before the IPO were recorded at estimated fair value. In May 2021, the Company completed its IPO of its Common Stock, creating liquidity and a visible fair market value for its stock. The Common Stock is listed on the Nasdaq Capital Market under the symbol “ALF”.

In 2018, the Company created the Series Seed Preferred Stock and 2,500,000 shares of Series Seed Preferred Stock were authorized. During 2018 and 2019, 2,500,000 shares of Series Seed Preferred Stock was issued to an investor in exchange for $2,500,000 cash consideration. Shares of Series Seed Preferred Stock converted to Common Stock at a ratio of 1:1.260023 at any time at the option of the holder. Holders of Series Seed Preferred Stock had preferential liquidation rights in the event of the Company’s dissolution. Shares of Series Seed Preferred stock bore no interest or dividend payments to its holders. The Series Seed Preferred Stock had a buyout feature if not converted into Common Stock by the holder. Series Seed Preferred Stock could be bought out by the Company if full return of principal is made to investor ($2,500,000), plus an additional 1x return of capital to the holder ($2,500,000). On December 31, 2020, 2,500,000 Series Seed Preferred Stock shares were issued and outstanding. In May 2021, 2,500,000 shares of Series Seed Preferred

Stock were converted into 3,150,058 shares of Common Stock at a conversion ratio of 1:1.260023. During the year ended December 31, 2021, no preferred stock was issued by the Company, and no shares of preferred stock were outstanding as of December 31, 2021.

Dividends

Holders of preferred stock are not entitled to dividend payment but do have liquidation preference in the event of dissolution of the Company. Holders of Common Stock are not entitled to dividend payments but would receive such payments in the event dividend payments were made to stockholders. There was no dividend payment made on any class of stock (Common Stock or preferred stock) during the years ended December 31, 2021, 2020, and 2019.

Common Stock

The Company is authorized to issue 80,000,000 shares of Common Stock, par value $0.0001. In 2018, 3,150,058 shares of Common Stock were issued to the three management members who are the Company’s founders, at par. In March 2021, a 1.260023 to 1 forward stock split was effected. Common Stock share numbers contained herein in this Annual Report are presented on a post-split basis unless specifically noted otherwise.

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

During the year ended December 31, 2021, the Company arranged two bridge loans with related party investors. The Company issued 472,510 shares of Common Stock, in exchange for bridge loan funding necessary to procure ongoing business operations. Management valued these issuances of shares at $750,000 and recorded that amount in interest expense.

During the year ended December 31, 2021, the Company also issued 300,000 shares of Common Stock in connection with certain vendor contracts. Management valued this issuance of shares at $476,180 and recorded that amount in other general and administrative expense.

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

On May 3, 2021, pursuant to the underwriting agreement for the IPO, we issued to the underwriters warrants to purchase up to an aggregate of 186,567 shares of Common Stock (“Underwriter's Warrants”). The Underwriter's Warrants may be exercised beginning on May 3, 2022 until May 3, 2026. The initial exercise price of each Underwriter's Warrant is $5.19 per share.

Warrants Issued and Exercised

Warrants to purchase 4,477,612 shares of Common Stock were issued in connection with the Company’s May 2021 IPO. As of December 31, 2021, warrant holders have exercised warrants to purchase 3,508,227 shares of Common Stock, providing Alfi with $16,034,189 in additional funding. As of December 31, 2021, there were warrants to purchase 969,385 shares of Common Stock outstanding.

Activity related to warrants was as follows:

Balance at January 1, 2021	—
Issued	4,477,612
Exercised	(3,508,227)
Balance at December 31, 2021	969,385

Share Buy-Back

On June 23, 2021, Alfi announced a $2.0 million buy-back of its Common Stock. The buy-back was completed on July 9, 2021, with Alfi acquiring 137,650 shares of Common Stock, for an aggregate price of $1,999,997, which are recorded as treasury stock.

Employee Equity (Stock) Incentive Plan

The Company has stock equity incentive plan, the 2018 Plan, in which, at its sole discretion, it may award employees of the Company Common Stock or Common Stock options, among other awards as an incentive for performance (the “Plan”). Total shares of Common Stock reserved under the plan for employee grants is not to exceed 1,575,029 shares.

Stock compensation expense recorded for options for the years ended December 31, 2021, 2020, and 2019 was  $384,495, $51,279, and $ -0-, respectively. Unrecognized costs related to non-vested options at December 31, 2021, 2020, and 2019 was $322,238, $706,733, and $ -0-, respectively, and will be recognized over remaining vesting periods which terminate on or before June 2025.

The following table summarizes stock option activity for the years ended December 31, 2019, 2020, and 2021.

			Weighted-Average
		Weighted-Average	Remaining Contractual
	Total Options	Exercise Price	Life (Years)
Outstanding at December 31, 2018	59,064	$0.80	9.8
Granted	—	—	—
Exercised	—	—	—
Canceled	—	—	—
Outstanding at December 31, 2019	59,064	$0.80	8.8
Vested and exercisable at December 31, 2019	38,713	$0.80	8.8
Vested and unvested at December 31, 2019	59,064	$0.80	8.8

Outstanding at December 31, 2019	59,064	$0.80	8.8
Granted	177,195	$1.22	9.4
Exercised	—	—	—
Canceled	—	—	—
Outstanding at December 31, 2020	236,259	$1.12	9.0
Vested and exercisable at December 31, 2020	116,576	$0.96	8.7
Vested and unvested at December 31, 2020	236,259	$1.12	9.0

Outstanding at December 31, 2020	236,259	$1.12	9.0
Granted	449,168	$2.74	9.4
Exercised	(11,892)	$0.80	7.3
Canceled	(218,061)	$2.03	8.6
Outstanding at December 31, 2021	455,474	$2.29	9.1
Vested and exercisable at December 31, 2021	293,519	$2.31	9.0
Vested and unvested at December 31, 2021	455,474	$2.29	9.1

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

Options granted during 2020 had exercise prices of $1.00 and $2.00 and were valued at $0.73 and $1.45 per share. Options granted during 2021 had exercise prices of $2.00 and $3.33 and were valued at $1.45 and $2.42 per share. The assumptions used in the Black-Scholes option pricing model to determine the fair value of options granted during the years ended December 31, 2021 and 2020 were as follows:

Expected volatility	65%
Dividend yield	0%
Risk-free interest rate	2.00%
Expected term in years	10

NOTE 10 PROPERTY AND EQUIPMENT

Property and equipment, net of accumulated depreciation, consists of the following:

December 31,	2021	2020	2019

Tablets	$5,314,005	$972,050	$—
Office furniture and fixtures	349,672	191,261	136,215
Property and equipment, gross	5,663,677	1,163,311	136,215

Less accumulated depreciation	(1,631,773)	(657,017)	(28,471)

Property and equipment, net	$4,031,904	$506,294	$107,744

Depreciation expense for the years ended December 31, 2021, 2020, and 2019 was $974,758, $628,546, and $25,450, respectively.

Property and equipment includes approximately 27,000 Lenovo tablet hardware devices including approximately 7,600 tablets placed with rideshare and other businesses. Tablets are provided to rideshare and other businesses at no charge, but remain the property of the Company and must be returned to the Company upon termination of the rideshare or other use agreement. The Company may pay a revenue share or commission to such third party for the placement of the Alfi-enabled device.

NOTE 11 INTANGIBLE ASSETS – INTELLECTUAL PROPERTY

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

Intangible assets, net of accumulated amortization, consists of the following:

December 31,	2021	2020	2019

Capitalized software	$832,045	$832,045	$592,863
Patents	144,239	144,239	75,693
Intangible assets, gross	976,284	976,284	668,556

Less accumulated amortization	(264,037)	(88,013)	—

Intangible assets, net	$712,247	$888,271	$668,556

Amortization expense for the years ended December 31, 2021, 2020, and 2019 was $176,024, $88,013, and $-0-, respectively.

Future amortization of intangible assets as of December 31, 2021, is as follows:

2022	$176,025
2023	176,025
2024	176,025
2025	92,820
2026	9,616
Thereafter	81,736
$712,247

NOTE 12 CHANGES IN MANAGEMENT

Replacement of Executive Officers, Board Members, and Independent Accountants

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

The Investigation found, among other things, that the Company’s former senior management caused the Company to enter into certain transactions and certain agreements that were not approved by the Board, some of which included the unauthorized issuance of shares of Common Stock, as follows:

●	The Company’s former senior management caused the Company to purchase a condominium in Miami Beach, Florida for a purchase price of approximately $1.1 million without the Board’s knowledge or approval. After the conclusion of the Investigation, the Company sold the condominium for a price of $1.1 million on April 15, 2022. Net proceeds after commissions and other expenses of the sale were approximately $990,000.
●	The Company’s former senior management caused the Company to enter into an agreement to sponsor a sports tournament for two years, for a $640,000 sponsorship fee, which the Company paid $320,000 in cash and $320,000 through the issuance of 31,683 shares of Common Stock, without the Board’s knowledge or approval. The Company has since obtained, in connection with the Company’s termination of the sponsorship agreement, the return of the 31,683 shares of Common Stock. In addition, of the $320,000 in cash paid by the Company, $295,000 was converted to a charitable contribution and the remaining $25,000 was retained by the tournament organizer.
●	The Company’s former senior management caused the Company to enter into agreements with three vendors: (i) an investor relations firm to provide investor relations and strategic consulting services and capital introductions; (ii) a consultant to provide financial and business advice; and (iii) a start-up call center to provide customer service, sales, and onboarding services. Pursuant to these agreements, cash payments totaling approximately $1,200,000 were made to these vendors and 300,000 shares of Common Stock were issued to them without the Board’s knowledge or approval.

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

NOTE 13 SUBSEQUENT EVENTS

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

The line of credit note matures on the earlier of (i) the date upon which the Company consummates a debt or equity financing in an amount equal to or greater than $4,000,000 or (ii) April 12, 2023. Borrowings under the Credit Agreement are collateralized by a security interest in the Company’s assets. Interest on the unpaid principal amount accrues an annual rate of 6% through October 12, 2022 and an annual rate of 9% thereafter, except that in event of default additional penalty interest at an annual rate of 3% will accrue on borrowings through October 12, 2022. In connection with the Credit Agreement, the Company issued a warrant to the lender pursuant to which the lender may purchase up to 1,250,000 shares of the Common Stock at a price of $1.51 per share. The warrant can be exercised commencing on the three-month anniversary of the Credit Agreement (i.e., on July 12, 2022) and expires on April 12, 2025.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Disclosure regarding our changes in accountants was provided in our: (i) Current Report on Form 8-K filed with the SEC on November 1, 2021, and amended by Amendment No. 1 thereto, filed with the SEC on November 2, 2021; and (ii) Current Report on Form 8-K filed with the SEC on December 30, 2021.

ITEM 9A.CONTROLS AND PROCEDURES

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

Our Interim Chief Executive Officer and Interim Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of December 31, 2021, the end of our fiscal year. In designing and evaluating the Company’s disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired objectives, and the Company necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

Our management, with the participation of our Interim Chief Executive Officer and Interim Chief Financial Officer, who serve as our principal executive officer and principal financial and accounting officer, respectively, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. Based on such evaluation, our Interim Chief Executive Officer and Interim Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2021. See Note 4 to the consolidated financial statements included elsewhere in this Annual Report relating to the Company’s restatement of Prior Period Financial Statements.

In light of the conclusion that our internal disclosure controls are ineffective as of December 31, 2021, we have applied procedures and processes as necessary to ensure the reliability of our financial reporting in regard to this Annual Report. Accordingly, the Company believes, based on its knowledge, that: (i) this Annual Report does not contain any untrue statement of a material fact or omit a material fact; and (ii) the financial statements, and other financial information included in this Annual Report, fairly present in all material respects our financial condition, results of operations and cash flows as of and for the periods presented in this Annual Report.

Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by rules of the SEC for newly public companies.

As noted in Note 4 to the consolidated financial statements included in this Annual Report, the Company concluded that the Prior Period Financial Statements should no longer be relied upon and should be restated. As such, management believes a material weakness exists in its internal controls over financial reporting as of December 31, 2021. The Company does not have a sufficient complement of personnel commensurate with the accounting and reporting requirements of a public company. The material weaknesses identified relate to inadequate controls that address segregation of certain accounting duties and reconciliation and analysis of certain key accounts. We have concluded that these material weaknesses arose because, as a pre-revenue private company recently formed, we did not have the necessary personnel to design effective components of internal control, including risk assessment control activities information/communication and monitoring to satisfy the accounting and financial reporting requirements of a public company.

Remediation Efforts to Address Material Weaknesses

Management will seek to remediate the material weaknesses described above through hiring additional qualified accounting and financial reporting personnel, and designing and implementing financial reporting systems, processes, policies and internal controls.

Attestation Report of Independent Registered Public Accounting Firm

We are a "non-accelerated filer” as defined by Rule 12b-2 of the Exchange Act, and as such, we are not required to provide an attestation report on the Company’s internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

Except as disclosed in Note 4 to the consolidated financial statements included elsewhere in this Annual Report, there have been no changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.OTHER INFORMATION

On May 13, 2022, upon approval and recommendation of the Compensation Committee, the Board approved the following director compensation:

●	For Board service during the second and third quarters of 2021, each of Peter Bordes, Frank Smith and Allison Ficken shall receive: (i) a restricted stock award of 5,000 shares of Common Stock, to be issued pursuant to the 2018 Plan on the Specified Grant Date (defined below), which shall be fully vested upon such date; and (ii) $6,000 in cash per quarter.
●	For Board service during the fourth quarter of 2021 and the first quarter of 2022, each of Peter Bordes, Allen Capsuto, Patrick Dolan, James Lee, Frank Smith and Allison Ficken shall receive: (i) $10,000 in cash for each such quarter (with such amounts for Messrs. Capsuto and Dolan for 2021 prorated proportionately to reflect their appointment as directors on November 1, 2022); and (ii) a restricted stock award of 25,000 shares of Common Stock, to be issued pursuant to the 2018 Plan on the Specified Grant Date, which shall be fully vested on such date.
●	Commencing with the second quarter of 2022, each non-employee director shall receive for Board service $10,000 in cash per quarter.
●	Commencing with the first quarter of 2022, each committee chair shall receive for committee service additional cash compensation as follows: Audit Committee Chair ($10,000 per quarter), Compensation Committee Chair ($2,500 per quarter), and Nominating and Corporate Governance Committee Chair ($2,500 per quarter).
●	Also commencing with the first quarter of 2022, each non-employee director shall receive a $500 meeting fee in cash for each Board or committee meeting attended.
●	Commencing the fourth quarter of 2022, each non-employee director shall receive a restricted stock award of 6,250 shares of Common Stock per quarter, to be issued pursuant to the 2018 Plan, which shall be fully vested on the date of grant.

The Company may defer the payment of any cash compensation to be paid to the directors for the fourth quarter 2021 and the first, second and third quarters of 2022 in the discretion of the Compensation Committee, based on the recommendation of our Chief Executive Officer and Chief Financial Officer; provided that such payments shall be made no later than December 31, 2022.

Also on May 13, 2022, upon approval and recommendation of the Compensation Committee, the Board approved a restricted stock award to Ronald Spears, our Chief Revenue Officer, of 25,000 shares of Common Stock to be issued pursuant to the 2018 Plan on the Specified Grant Date, which shall vest on the six-month anniversary of such date. For our compensation arrangements with Mr. Spears, see Part III, Item 11. “Executive Compensation” in this Annual Report.

“Specified Grant Date” means the second business day following the first date on which the Company has filed this Annual Report, the Company’s Quarterly Reports for each of the quarters ended September 30, 2021 and March 31, 2022, and amendments to each of the Company’s Quarterly Reports for each of the quarters ended March 31, 2021 and June 30, 2021.

ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION

Not applicable.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information About Executive Officers and Directors

The following table sets forth certain information with respect to our executive officers and directors.

Name	Age	Position
Peter Bordes	59	Interim Chief Executive Officer and Director
Louis Almerini	63	Interim Chief Financial Officer
David M. Gardner	47	Chief Technology Officer
John M. Cook, II	52	Chief Business Development Officer
Ronald Spears	49	Chief Revenue Officer
James Lee	63	Chairman of the Board
Allen Capsuto(1)	69	Director
Patrick Dolan(2)(3	59	Director
Allison Ficken(1)(2)(3)	61	Director
Frank Smith(1)(2)(3)	56	Director
(1)	Member of the Audit Committee
(2)	Member of the Nominating and Corporate Governance Committee
(3)	Member of the Compensation Committee

Directors serve a term until our next annual meeting of stockholders. The terms of our current directors will expire at our next annual meeting of stockholders. Executive officers serve at the discretion of the Board, subject to any applicable employment or consulting agreement. See Part III, Item 11. “Executive Compensation” in this Annual Report for more information.

Executive Officers

Peter Bordes. Mr. Bordes has served as the Company’s Interim Chief Executive Officer since October 22, 2021 and as a director since March 2021. From February 2021 to the present, Mr. Bordes has been employed as the Executive Chairman and Chief Executive Officer of Trajectory Alpha Acquisition Corp. (NYSE:TCOA.U), a SPAC, or blank check company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or companies. From May 15, 2019 to October 31, 2020, Mr. Bordes was Chief Executive Officer of Kubient, Inc. (Nasdaq:KBNT), a cloud advertising platform with artificial intelligence ad fraud prevention, that he led from a private company through an initial public offering, and he has served on Kubient’s Board of Directors since May 15, 2019. From January 2011 to June 2019, Mr. Bordes acted as the Founder and Chief Executive Officer of OneQube, Inc., a digital Audience Management Platform, which enables its customers to develop, manage and market to custom digital audiences. Mr. Bordes continue to serve as Chairman of the Board of OneQube, Inc. From June 2004 to August 2011, Mr. Bordes was a Co-Founder and Chief Executive Officer of MediaTrust, a real-time performance marketing advertising exchange for direct response marketing. From November 2018 to June 2019, Mr. Bordes acted as the Chairman and Co-Founder of MainBloq, a cloud-based modular Full Stack Execution Management platform for trading digital currencies and investing in digital assets. From January 2017 to June 2019, Mr. Bordes worked as the Co-Founder and Director of TruVest a sustainable affordable housing, real estate investment, development and technology company. Mr. Bordes’ current board service includes seats on the Board of Directors of Beasley Broadcast Group (Nasdaq: BBGI), Brooklyn School of Music, New England College, Fraud.net, Hoo.be, Ocearch and RevTrax. Mr. Bordes holds a Bachelor of Arts from New England College. We believe Mr. Bordes vast experience with technology companies and in helping guide them through multiple stages of growth, as well as his experience as a public company director, qualifies him to serve on the Board.

Louis A. Almerini. Mr. Almerini has served as the Company’s Interim Chief Financial Officer since November 8, 2021. Mr. Almerini has been the Managing Member of Louis Almerini CPA, LLC, which provides outsourced CFO, FINOP, accounting and related consulting services to clients directly or under contract as an independent contractor with CFO Partners, since 2016. In this capacity, Mr. Almerini has served as Chief Financial Officer or Chief Compliance Officer for several registered broker-dealers, investment advisers and other companies. From 2011 to 2016, Mr. Almerini served as Managing Director, Finance at PineBridge Investments, a registered investment adviser. From 1980 to early 2011, Mr. Almerini served in various senior finance roles with Kellogg Capital Markets (Chief Financial Officer), Merrill Lynch (First Vice President), Morgan Stanley (Principal) and PwC (Manager). Mr. Almerini is a Certified Public Accountant (New York), a Registered Principal (Series 27 FINOP) with FINRA, and graduated magna cum laude from Georgetown University.

John M. Cook, II. Mr. Cook has served as the Company’s Chief Business Development Officer since October 2020. Prior to that, Mr. Cook served as the Company’s Chief Financial Officer from April 2018 until October 2020. Mr. Cook is a Wall Street veteran with over 24 years of experience and expertise in Investment Banking, Capital Markets, and Commercial banking both domestic and abroad. From July 2005 to March 2018, Mr. Cook served as Senior Portfolio Manager for a Private Family Office with a primary investment focus on U.S. Capital Markets. Prior to that, Mr. Cook served as an Investment Banker and Financial Consultant gaining vast experience in the Investment Banking and Capital Markets space with respect to publicly traded companies. Mr. Cook attended Five Towns College.

David M. Gardner. Mr. Gardner served as the Company’s Chief Technology Officer since October 27, 2021 and as the Company’s Vice President of Technology from October 4, 2021 through October 27, 2021. From April 2019 through September 2021, Mr. Gardner served as a Director-level Architect at Lenovo Group Limited, a multinational technology company specializing in designing, manufacturing and marketing consumer electronics, personal computers, software, business solutions and related services. At Lenovo, Mr. Gardner had global responsibility for Lenovo’s Digital Transformation Office, including leading efforts to design, deploy and modernize global sales and marketing architecture and processes, and he provided architecture oversight with the Enterprise Architecture Team and data system architecture, modeling and governance processes support. From May 2015 to April 2019, Mr. Gardner served as a Senior Director, Client Partner and Global Architect at The Sogeti Group, the Technology and Engineering Services Division of Capgemini. Sogeti is an information technology consulting company specializing in local professional services. At Sogeti, Mr. Gardner oversaw the activities of the digital transformation and software development and cloud practices, handled both technical and business client relationships, and was responsible for building and growing various accounts.

Ronald Spears. Mr. Spears has served as the Company’s Chief Revenue Officer since March 6, 2021. Mr. Spears has led sales and operations teams for nearly 20 years, building and managing large and emerging, high-growth advertising technology sales organizations. Prior to joining the Company, Mr. Spears was Senior Vice President, Head of US Sales, for Firefly, a Google Ventures backed ad tech start-up specializing in targeted digital advertising through a mobile network of 4,000 GPS-enabled and Internet connected Hi-Res Smart Screens atop rideshare vehicles in the top 8 US markets. Mr. Spears was promoted to lead the national sales organization after having successfully become the leading regional revenue producer in 2019. Mr. Spears has also held roles at Modern Luxury Media, the largest publisher of luxury lifestyle magazines and websites in the US; Vector Media, OOH and Digital Out-of-Home leader and the largest Transit advertising network in the US; and Tribune Publishing, a leader in print, online, mobile, and social news gathering. Mr. Spears earned his Bachelor of Journalism, Advertising from the University of Missouri, Columbia.

Directors

Allen Capsuto. Mr. Capsuto has served as a director of the Company since November 1, 2021. Mr. Capsuto has served as a Managing Director of Everest Group International, LLC, which provides stakeholder services in the areas of Professional Advisory, Mergers and Acquisitions, since 2015. He is also the founder and principal of Capsuto Consulting LLC, which provides consulting services for high net worth individuals. From 2002 to 2007, Mr. Capsuto served as Executive Vice President and CFO of Magnatrax Corporation, a provider of custom-engineered metal building systems for the North American nonresidential construction market. He has served on the Board of Directors of QualServ Corporation (Chairman), Champion Homes (Audit Chair), CCLM Holdings (Chairman), Euramax (Compensation Committee), Magnatrx China JV-steel company, EquipMD (Chairman) and as the sole Trustee of the Magnatrax Shareholders Liquidity Trust. Mr. Capsuto received his BS in Computer Science and Math from the University of Illinois - Chicago and his MBA from Roosevelt University. We believe that Mr. Capsuto’s financial expertise qualifies him to serve on the Board.

Patrick Dolan. Mr. Dolan has served as a director of the Company since November 1, 2021. Mr. Dolan is the former President and COO of the Interactive Advertising Bureau (“IAB”), an advertising business organization that develops industry standards, conducts research and provides legal support for the online advertising industry. Mr. Dolan was with IAB for 13 years, from 2007 through January 2021. During this time, he founded its Data Council and Data Center of Excellence, co-founded its Video and Mobile Centers of Excellence and was a founding executive board member of the IAB Tech Lab. He helped expand the Digital Content NewFronts and establish the IAB Podcast Upfront’s and IAB’s Digital Sales Certification Program. Currently, Mr. Dolan is providing advising and consulting services. Mr. Dolan received his BA in economics from the University of Virginia and his MBA from Virginia Commonwealth University. We believe Mr. Dolan’s experience in the digital media industry, and his understanding of the relevant trade association environment, qualifies him to serve on the Board

Allison Ficken. Allison Ficken has served as a director of the Company since November 2020. Ms. Ficken has been a partner at the law firm of Dovin Ficken LLC since January 2015. Ms. Ficken practices primarily in the areas of commercial arbitration, securities litigation/arbitration, and business litigation. Ms. Ficken earned her Bachelor of Science from Wake Forest University with honors. Ms. Ficken earned her Juris Doctor, with honors, from the University of Georgia School of Law. We believe Ms. Ficken’s knowledge of securities laws and business experience qualifies her to serve on the Board.

James Lee. James Lee has served as Chairman of the Board since October 22, 2021 and a director of the Company since July 2018. Mr. Lee has been the founder, President and Chief Executive Officer of Lee Aerospace, Inc., a transparency manufacturer for the aerospace industry since 1987. Mr. Lee has diversified Lee Aerospace to include the manufacturing of full-fuselage builds, and complex composite parts, details, and assemblies. In addition, Lee Aerospace has expanded its position in the market through strategic investments and partnerships both inside and outside the aviation industry. With a passion for aviation at an early age, Mr. Lee graduated from Spartan School of Aeronautics. In addition, as a multi-engine instrument pilot, he has accumulated over 5,000 hours. We believe Mr. Lee’s experience growing and running a company qualifies him to serve on the Board.

Frank Smith. Frank Smith has served as a director of the Company since November 2020. Mr. Smith is an attorney and has run his own law firm FMS Lawyer PL since 2010. Mr. Smith’s areas of practice include civil, administrative, and criminal litigation, as well as legal services related to contracts, corporate governance, compliance, insurance, employment and human resources issues, real estate, financing, mergers and acquisitions and the creation and protection of intellectual property. With over 27 years of legal experience, Mr. Smith has served as an attorney in Florida where he has helped clients resolve multi-year intra-family corporate governance disputes, successfully win millions of dollars for clients in breach of contract disputes, as well as general corporate counseling for his clients. Mr. Smith earned his Bachelor of Arts from Franklin and Marshall College. Mr. Smith earned his Juris Doctor from Hofstra University School of Law. We believe Mr. Smith’s experience in providing a broad range of legal services to businesses qualifies him to serve on the Board.

Involvement in Certain Legal Proceedings

On September 3, 2002, the SEC issued a release (SEC Admin Release 34-46447) in reference to Mr. Cook. On December 12, 2001, the SEC filed a complaint in the United States District Court for the Southern District of Florida, Case No. 01-7874, alleging, among other things, that Mr. Cook violated the registration, antifraud, and broker-dealer registration provisions of the federal securities laws by selling unregistered securities and by offering and selling the securities in exchange for sales commissions without the knowledge or approval of the registered broker-dealers which he was associated with and by continuing to offer and sell the securities when he was no longer associated with the registered broker-dealer. On March 28, 2002, a final judgment was entered permanently enjoining Mr. Cook from violating Sections 5(a), 5(c), and 17(a) of the Securities Act and Sections 10(b) and 15(a) of the Exchange Act and Rule 10b-5 thereunder. Mr. Cook consented to the entry of the final judgment without admitting or denying the allegations contained in the SEC’s complaint. In addition, on July 2, 2003, Mr. Cook was barred from association with any NASD member firm in any capacity for violating certain NASD procedural and conduct rules by failing to appear at an on-the–record interview scheduled by the NASD. This decision became final on July 30, 2003.

Family Relationships

There are no family relationships among any of our executive officers or directors.

Committees of the Board

The Board has established an Audit Committee, a Compensation Committee, and a Nominating and Corporate Governance Committee. The Compensation Committee and Nominating and Corporate Governance Committee began service on January 1, 2021. The composition and responsibilities of each committee of the Board directors are described below. Members serve on these committees until their resignation or until otherwise determined by the Board. The Board may establish other committees as it deems necessary or appropriate from time to time.

Although each committee is directly responsible for evaluating certain enumerated risks and overseeing the management of such risks, the entire Board is generally responsible for and is regularly informed through committee reports about such risks and any corresponding remediation efforts designed to mitigate such risks. This enables the Board and its committees to coordinate the risk oversight role.

Audit Committee. The Company has a separately designated Audit Committee which was established in accordance with Section 3(e)(58)(A) of the Exchange Act. The members of the Audit Committee are Mr. Capsuto, Ms. Ficken and Mr. Smith, each of whom is “independent” as independence for Audit Committee members is defined in the applicable rules of Nasdaq and the rules of the SEC. The Board has designated Mr. Capsuto as Chairman of the Audit Committee and has determined that Mr. Capsuto is an “audit committee financial expert” as defined by Item 407 of Regulation S-K of the Exchange Act.

The Audit Committee’s main function is to oversee the Company’s accounting and financial reporting processes, internal systems of control, independent registered public accounting firm relationships and the audits of the Company’s financial statements. The Audit Committee’s responsibilities include, among other things:

●	Approve and retain the independent auditors to conduct the annual audit of the Company’s financial statements;
●	Review the proposed scope and results of the audit;
●	Review accounting and financial controls with the independent auditors and the Company’s financial and accounting staff;
●	Review and approve transactions between the Company and the Company’s director, officer and affiliates;
●	Recognize and prevent prohibited non-audit services;
●	Establish procedures for complaints received by us regarding accounting matters; and
●	Oversee internal audit functions, if any.

All audit and non-audit services, other than de minimis non-audit services, to be provided to us by the Company’s independent registered public accounting firm must be approved in advance by the Audit Committee.

The Audit Committee operates under a written charter that satisfies the applicable standards of the SEC and Nasdaq and which is available on our website at www.getALFI.com.

Compensation Committee. The members of the Compensation Committee are Mr. Dolan, Mr. Smith, and Ms. Ficken, who chairs the Compensation Committee. The primary purpose of the Compensation Committee is to discharge the responsibilities of the Board in overseeing our compensation policies, plans and programs and to review and determine the compensation to be paid to our executive officers, directors and other senior management, as appropriate. Specific responsibilities of the Compensation Committee include, among other things:

●	Review and determine the compensation arrangements for management;
●	Establish and review general compensation policies with the objective to attract and retain superior talent, to reward individual performance and to achieve our financial goals;

●	Administer our stock incentive and purchase plans;
●	Oversee the evaluation of the Board and management; and
●	Review the independence of any compensation advisers engaged by the Compensation Committee.

Each member of the Compensation Committee is a non-employee director, as defined in Rule 16b-3 promulgated under the Exchange Act and an outside director, as defined pursuant to Section 162(m) of the Internal Revenue Code of 1986, as amended, or the “Code.”

With respect to director compensation, the Compensation Committee is responsible for reviewing the compensation paid to members of the Board and recommending modifications to Board compensation that the Compensation Committee determines are appropriate and advisable to the Board for its approval from time to time. In this regard, the Compensation Committee may request that management report to the Compensation Committee periodically on the status of the Board’s compensation in relation to other similarly situated companies.

The Compensation Committee operates under a written charter that satisfies the applicable standards of the SEC and Nasdaq and which is available on our website at www.getALFI.com.

Nominating and Corporate Governance Committee. The members of the Nominating and Corporate Governance Committee are Mr. Dolan, Ms. Ficken and Mr. Smith, who chairs the committee. The Nominating and Corporate Governance Committee’s responsibilities include, among other things:

●	Identifying and evaluating candidates to serve on the Board, including the nomination of incumbent directors for reelection and nominees recommended by stockholders, and nominees to fill Board vacancies;
●	Considering and making recommendations to the Board regarding the composition and chairmanship of the committees of the Board;
●	Developing and recommending to the Board’s corporate governance principles, codes of conduct and compliance mechanisms; and
●	Overseeing periodic evaluations of the Board’s performance, including committees of the Board.

The Nominating and Corporate Governance Committee operates under a written charter that satisfies the applicable standards of the SEC and Nasdaq and which is available on our website at www.getALFI.com.

Director Nomination Process

With respect to our director nomination process, the Nominating and Corporate Governance Committee reviews the composition and size of the Board and evaluates its expertise and independence; determines the qualifications, qualities, skills, expertise and other criteria for service as a Board member; establishes criteria for qualifications as independent directors, consistent with applicable laws and listing standards; and reviews Board candidates recommended by stockholders in compliance with all director nomination procedures for stockholders. The Nominating and Corporate Governance Committee makes a recommendation to the full Board as to any person it believes should be nominated by the Board to serve as a director, and the Board determines the nominees after considering the recommendation of the Nominating and Corporate Governance Committee.

The Nominating and Corporate Governance Committee and the Board will evaluate candidates for election to the Board based on a variety of factors, including their financial literacy, business acumen and experience, independence, skills and willingness, ability and availability for service, all in the context of our needs and the needs of the Board. This may include consideration of factors such as: (i) whether the potential nominee has leadership, strategic or policy-setting experience; (ii) whether the potential nominee has experience and expertise that is relevant to our business, including any specialized business experience, technical expertise or industry expertise, and whether the potential nominee has knowledge regarding issues affecting us; (iii) the ability or willingness of the potential nominee to devote sufficient time to the Board’s activities and to enhance his or her understanding of our business; (iv) the professional experience, education, skill and other qualities or attributes of the potential nominee that together contribute to the functioning of the Board.

The Nominating and Corporate Governance Committee has not adopted a formal policy with regard to the consideration of diversity in identifying director nominees. In determining whether to recommend a director nominee, the Nominating and Corporate Governance Committee consider diversity, with a view toward the role and needs of the Board as a whole. The Nominating and Corporate Governance Committee generally view diversity expansively to include, without limitation, concepts such as race, gender, national origin, differences of viewpoint and perspective, professional experience, education, skill and other qualities or attributes that together contribute to the functioning of the Board.

The Nominating and Corporate Governance Committee will consider nominees to the Board recommended by stockholders of record who have given timely written notice to our Corporate Secretary in accordance with Section 2.12 of our By-laws. To be timely, a proposing stockholder’s notice for:

●	an annual meeting of stockholders must be delivered to our Corporate Secretary at our principal executive offices not later than the close of business on the 90th day, nor earlier than the close of business on the 120th day, in advance of the anniversary of the previous year’s annual meeting if such meeting is to be held on a day not more than 30 days in advance of, or not later than 60 days after, the anniversary of the previous year’s annual meeting, and for any other annual meeting of stockholders, including in the event that no annual meeting was held in the previous year, not earlier than the close of business on the 120th day prior to the annual meeting and not later than the close of business on the later of: (i) the 90th day prior to the annual meeting and (ii) the close of business on the tenth day following the first date of public disclosure of the date of such meeting; and
●	a special meeting of stockholders, called by us for the purpose of electing one or more directors to the Board, must be delivered to our Corporate Secretary at our the principal executive offices not earlier than the close of business on the 120th day prior to such special meeting and not later than the close of business on the later of: (i) the 90th day prior to such special meeting; or (ii) the tenth day following the date of the first public disclosure of the date of the special meeting and of the nominees proposed by the Board to be elected at such meeting.

The proposing stockholder’s notice to our Corporate Secretary must set forth the information required by Section 2.12 of our By-laws, including, among other things: (i) with respect to the director nominee, his or her name, age, business address, residence address, principal occupation or employment; a statement of the shares of capital stock of the Company which are owned of record and beneficially by such nominee; all information relating to the nominee as would be required to be disclosed in a proxy statement; a written questionnaire with respect to background and qualifications; his or her consent to be considered as a director nominee; and certain other representations and agreements; and (ii) with respect to the proposing stockholder, the name and address of the proposing stockholder as they appear on the Company’s books and of the beneficial owner, if any, on whose behalf the nomination is made, a statement of the shares of capital stock of the Company which are owned of record and beneficially by the proposing stockholder and owned by the beneficial owner, if any, on whose behalf the nomination is made; a description of any agreement or understanding regarding the nomination; and certain other representations and agreements.

There are no differences in the manner in which the Nominating and Corporate Governance Committee evaluates director candidates it identifies and candidates who are recommended for nomination for membership on the Board by a stockholder.

Delinquent Section 16(a) Reports

Based solely upon a review of Forms 3, Forms 4, and Forms 5 furnished to us pursuant to Rule 16a-3 under the Exchange Act, we believe that all such forms required to be filed pursuant to Section 16(a) of the Exchange Act since our IPO were timely filed, as necessary, by the officers, directors, and security holders required to file such forms, except that: (i) Mr. Spears did not file his Form 3 with respect to becoming an executive officer of the Company; (ii) Mr. Gardner did not file his Form 3 following his appointment as executive officer of the Company in October 2021; and (iii) James Lee and Lee Aerospace did not file timely a Form 4 with respect to the issuance of the warrant to purchase 1,250,000 shares of Common Stock issued to Lee Aerospace in connection with the Credit Agreement.

Code of Business Conduct and Ethics

The Company has adopted a written Code of Business Conduct and Ethics that applies to the Company’s directors, officers and employees, including the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A current copy of the Code of Business Conduct and Ethics is posted on the Corporate Governance section of the Company’s website, www.getALFI.com.

ITEM 11.EXECUTIVE COMPENSATION

As an emerging growth company under the JOBS Act, we have opted to comply with the executive compensation disclosure rules applicable to “smaller reporting companies” as such term is defined in the rules promulgated under the Securities Act, which permit us to limit reporting of executive compensation to: (i) all individuals serving as our principal executive officer during 2021; (ii) our two other most highly compensated executive officers serving as executive officers at the end of 2021; and (iii) up to two additional individuals for whom disclosure would have been provided under clause (ii) but for the fact that the individual was not serving as our executive officer at the end of 2021.

Summary Compensation Table

							Non-Equity
				Stock	Option		Incentive Plan	All Other
Name and Principal Position	Year	Salary	Bonus	Awards	Awards(1)		Compensation	Compensation		Total
Peter Bordes(2)	2021	$50,000	—	—	—		—	$28,000	(3)	$78,000
Interim Chief Executive	2020	—	—	—	—		—	—		—
Paul Antonio Pereira(4)	2021	$278,000	—	—	—		—	—		$278,000
Former President and Chief Executive Officer	2020	$168,000	—	—	—		—	—		$168,000
John M. Cook, II	2021	$215,500	—	—	—		—	—		$215,500
Chief Business Development Officer	2020	$168,000	—	—	—		—	—		$168,000
Ronald Spears(5)	2021	—	—	—	$91,422	(6)	—	$135,000	(7)	$226,422
Chief Revenue Officer	2020	—	—	—	—		—	—		—
Dennis McIntosh(8)	2021	$234,434	—	—	—		—	—		$234,434
Former Chief Financial Officer	2020	—	—	—	$57,139	(9)	—	—		$57,139
(1)	For the valuation assumptions underlying the awards, see Note 9 to our consolidated financial statements included in this Annual Report.
(2)	Mr. Bordes commenced serving as our Interim Chief Executive Officer on October 22, 2022.
(3)	Represents director compensation earned by or paid to Mr. Bordes in 2021.
(4)	Mr. Pereira served as our President and Chief Executive Officer until October 22, 2022, when the Board placed him on paid administrative leave.
(5)	Mr. Spears commenced serving as our Chief Revenue Officer on March 6, 2021.
(6)	Represents an option to purchase 63,001 shares of Common Stock, granted on March 15, 2021, at an exercise price of $2.00 per share, which vested as to 15,751 shares on March 1, 2022, and vests as to 1,313 shares per month for each of the following 36 months, and expires March 15, 2031.
(7)	Represents $45,000 in consulting fees paid under Mr. Spears’s consulting agreement with us and $90,000 which we have accrued, but not yet paid, in respect of his services to us since the expiration of his consulting agreement and through December 31, 2021. Such accrual has been calculated based upon the amount of the monthly consulting fee set forth in his consulting agreement. See “- Narrative to Summary Compensation Table – Employment, Consulting and Resignation Agreements – Ronald Spears.”
(8)	Mr. McIntosh served as our Chief Financial Officer until October 22, 2022, when the Board placed him on paid administrative leave.
(9)	Represents an option to purchase 39,376 shares of Common Stock, granted on October 1, 2020, at an exercise price of $2.00 per share, which vested as to 9,844 shares on October 1, 2021, and vests as to 821 shares per month for each of the following 36 months, and expires October 1, 2030. The option terminated on May 3, 2022 pursuant to its terms due to Mr. McIntosh terminating his employment with us on February 2, 2022.

Narrative to Summary Compensation Table

Executive Compensation Considerations

The Compensation Committee reviews financial information and other metrics relative to the compensation of executive management. The Compensation Committee also considers management’s recommendations for compensation levels of our named executive officers. The totality of the information reviewed by the Compensation Committee is considered when establishing current executive salary levels, and similar analysis is expected to be considered when reviewing and establishing future salaries and long-term incentives. Our compensation policies and practices are designed to ensure that they do not foster risk taking above the level of risk associated with our business model. Our compensation programs are aimed at enabling us to attract and retain executive talent and rewarding those executives commensurate with their ability and performance. Our compensation program for 2021 and 2020 consisted primarily of base salary. Salary guidelines are established by comparing the responsibilities of the individual’s position in relation to similar positions in other companies of similar size in our industry.

Employment, Consulting and Resignation Agreements

Peter Bordes. Mr. Bordes has served as our Interim Chief Executive Officer since October 22, 2021. For his service in this capacity, we pay Mr. Bordes an annual salary of $300,000. We have not entered into an employment agreement with Mr. Bordes. Mr. Bordes is also eligible for equity awards.

John M. Cook, II. On February 10, 2021, we entered into an employment agreement with Mr. Cook to continue in his current role for a three-year period. Mr. Cook receives a base pay of $225,000. Mr. Cook is eligible for discretionary bonuses at the Board’s discretion with a target amount equal to 30% of base salary. Mr. Cook is also eligible for equity awards and to participate in our other benefit plans. In the event that more than 50% of the Common Stock is acquired by a third party, any unvested options shall vest immediately.

In the event Mr. Cook terminates his employment for Good Reason (as defined below), he will be entitled to six months of his then existing annual base salary. If Mr. Cook remains in compliance with the noncompete obligations under his employment agreement and has actively sought other employment and has been unable to find alternative employment, we will pay an additional six months of severance. To the extent we desire to terminate Mr. Cook without Cause (as defined below), we would be obligated to pay base salary for the balance of the term of his employment agreement.

Mr. Cook’s employment agreement includes confidentiality, non-competition, non-solicitation and non-disparagement covenants. The confidentiality covenants apply during the term of the employment agreement and at all times thereafter. The non-competition covenant applies during the term of the employment agreement and for six months following termination of employment. The non-solicitation covenant applies during the term of the employment agreement and for two years following termination of employment. The non-disparagement covenant is mutual and applies at all times during employment and thereafter. Mr. Cook’s employment agreement does not prohibit us from waiving a breach of a restrictive covenant.

For purposes of Mr. Cook’s employment agreement:

●	“Cause” is defined (as determined by us) as: (i) the breach by the executive of any fiduciary duty to the Company; (ii) the breach by the executive of any provision of the employment agreement, provided that if such failure is capable of cure in the determination of the Company, the executive is given written notice of any such failure, which notice shall specify in reasonable detail the nature of the failure to substantially perform, and employee fails to remedy the same within ten (10) days of receipt of such notice; (iii) the commission of an act constituting a felony in the jurisdiction in which committed; (iv) the commission of a criminal act of moral turpitude (whether or not a felony); (v) the commission of an act of embezzlement, misappropriation of money, fraud, theft, or bribery (whether or not a felony); (vi) illegal or controlled substance abuse or insobriety by the executive; (G) material negligence or dereliction by such person in the performance of his duties or failure to perform the executive’s duties, provided that if such failure is capable of cure in the determination of the Company, such person is given written notice of any such failure, which notice shall specify in reasonable detail the nature of the failure to substantially perform, and the executive fails to remedy the same within ten (10) days of receipt of such notice; (vii) the executive’s refusal or failure to carry out a lawful directive of the Company or any member of the Board or any of their respective designees, which directive is consistent with the scope and nature of the executive’s responsibilities; (viii) any conduct, action or behavior by such person that is, or is reasonably expected to be, materially damaging to the Company, whether to the business interests, finance or reputation. If on the date of termination facts and circumstances exist that would have justified a termination for Cause, even if such facts and circumstances are discovered after such termination, such termination shall be deemed to have been for Cause.
●	“Good Reason” means, material breach by the Company of its obligations under the employment agreement. In order for the executive to resign for Good Reason: (i) the Company must be notified by employee in writing within thirty (30) days of the event constituting such material breach; (ii) the event must remain uncorrected by the Company for thirty (30) days following such notice (the “Company Notice Period”); and (iii) if the Company fails to cure the same during the Company Notice Period. Notwithstanding the foregoing, a change of control as defined in the Company’s stock incentive plan shall constitute Good Reason.

Ronald Spears. On March 15, 2021, we entered into a consulting agreement with Mr. Spears for a term of 90 days. The consulting agreement provides Mr. Spears with a monthly fee of $15,000. The consulting agreement also provides Mr. Spears a 7% fee based on revenue generated from paid advertisement placed as a result of Mr. Spears’ effort and a 1% override fee on all call-center revenue invoiced and collected during the 90-day term. The consulting agreement provides that at the end of the 90-day term, Mr. Spears and management would discuss the potential continuation of the working relationship and the manner in which any such continuation would occur. While Mr. Spears has continued to serve as our Chief Revenue Officer since the expiration of the term of his consulting agreement, discussions regarding his compensation for such continued service are on-going and the terms of such compensation have not yet been finalized. On May 13, 2022, the Board approved, upon approval and recommendation of the Compensation Committee, a restricted stock award to Mr. Spears of 25,000 shares of Common Stock, to be issued pursuant to the 2018 Plan on the Specified Grant Date, which shall vest on the six month anniversary of the date of grant.

Mr. Spears’ consulting agreement includes confidentiality and non-solicitation covenants. The confidentiality covenants apply during the term of the consulting agreement and at all times thereafter. The non-solicitation covenant applies during the term of the consulting agreement and for twelve months following termination or expiration of the consulting agreement. Mr. Spears’ consulting agreement does not prohibit us from waiving a breach of a restrictive covenant.

Paul Antonio Pereira and Dennis McIntosh. On October 22, 2021, the Board placed Paul Pereira, who was then serving as our Chief Executive Officer and President, and Dennis McIntosh, who was then serving as our Chief Financial Officer, on paid administrative leave.

On February 2, 2022, (i) Mr. Pereira resigned his position as a director of the Company and all other positions he held with the Company, and its subsidiaries and affiliates, effective as of February 2, 2022; and (ii) Mr. McIntosh resigned all positions he held with the Company, and its subsidiaries and affiliates, effective February 2, 2022. Each of Mr. Pereira and Mr. McIntosh agreed that his resignation constitutes termination by him of his employment with the Company.

In connection with his resignation, each of Mr. Pereira and Mr. McIntosh entered into a letter agreement with us pursuant to which he and we agreed that the following will constitute all of our obligations due to him in connection with his employment, or under his employment agreement, with us: (i) we paid to him his accrued but unpaid base salary through February 2, 2022; (ii) we will reimburse him for his monthly COBRA premium for a period of 18 months after February 2, 2022; and (iii) we will comply with (or continue to comply with) our existing obligations to him for indemnification, advancement, exculpation and hold harmless rights pursuant to our By-Laws, any applicable law and/or Section 6 of his employment agreement. We also entered into a limited release of claims with each of Mr. Pereira and Mr. McIntosh pursuant to which they released us and related parties from all claims which they have or may have against us or such parties under their employment agreements and/or for any other compensation or financial remuneration due to them in their capacities as employees of the Company.

Prior to Mr. Pereira’s and Mr. McIntosh’s resignation, each was employed by us under an employment agreement entered into on February 10, 2021. Under the applicable employments agreement, Mr. Pereira and Mr. McIntosh received annual base salary of $300,000 and $225,000, respectively, and were eligible for discretionary bonuses at the Board’s discretion with a target amount equal to 30% of base salary. Each was also eligible for stock awards and to participate in our other benefit plans. In the event that more than 50% of the Common Stock is acquired by a third party, any unvested options would vest immediately. The employment agreements with Mr. Pereira and Mr. McIntosh include the same confidentiality, non-competition, non-solicitation and non-disparagement covenants as are included in Mr. Cook’s employment agreement.

2018 Stock Incentive Plan

Under our 2018 Stock Incentive Plan, we may issue to eligible persons awards of Common Stock, non-qualified stock options, incentive stock options, stock appreciation rights, dividend equivalent rights, restricted stock and restricted stock units. The purposes of the 2018 Plan are to attract and retain the best available personnel, to provide additional incentive to employees, directors and consultants and to promote the success of our business.

Eligibility. Our employees, directors and consultants are eligible to receive awards under the 2018 Plan. However, only employees are eligible to receive awards of incentive stock options.

Administration. The 2018 Plan provides generally that it will be administered by the Board or a committee designated by the Board. The Party administering the 2018 Plan is referred to as the “administrator.” Under the charter of the Compensation Committee, it has the authority to administer our incentive compensation plans and equity-based plans. The Board has designated the Compensation Committee as the administrator of the 2018 Plan.

The administrator has the authority under the 2018 Plan, in its discretion and subject to the express terms of the 2018 Plan:

●	to select the employees, directors and consultants to whom awards may be granted from time to time;
●	to determine whether and to what extent awards are granted;
●	to approve forms of award agreements for use;

●	to determine the terms and conditions of any award;
●	to establish additional terms, conditions, rules or procedures to accommodate the rules or laws of applicable non-U.S. jurisdictions and to afford grantees favorable treatment under such rules or laws;
●	to amend the terms of any outstanding award granted under the 2018 Plan;
●	to construe and interpret the terms of the 2018 Plan and awards; and
●	to take such other action, not inconsistent with the terms of the 2018 Plan, as the administrator deems appropriate.

Shares Available for Awards. The maximum number of shares of Common Stock which may be issued pursuant to awards granted under the 2018 Plan is 1,575,029, subject to certain adjustments. As of December 31, 2021, there were outstanding under the 2018 Plan options to purchase 143,367 shares of Common Stock, with weighted average exercise price of $2.14 per share. As of December 31, 2021, 853,562 shares of Common Stock remain available for awards under the 2018 Plan. Shares issued under the 2018 Plan may be authorized but unissued, or reacquired shares of Common Stock.

If an award of shares under the 2018 Plan is forfeited, canceled or expired, whether voluntarily or involuntarily, any shares subject to such award will become or again be available for new grants under the 2018 Plan. Any award of shares that have actually been issued under the 2018 Plan and returned will not be available for future issuance under the 2018 Plan, except that if the if unvested shares are forfeited or repurchased by us, then such shares shall become available for future grant under the 2018 Plan. To the extent not prohibited by the listing requirements of Nasdaq and applicable law, any shares covered by an award which are surrendered (i) in payment of the award exercise or purchase price or (ii) in satisfaction of tax withholding obligations incident to the exercise of an award, shall be deemed not to have been issued for purposes of determining the maximum number of shares which may be issued pursuant to all awards under the 2018 Plan, unless otherwise determined by the administrator.

Award Limitations. The maximum term of each award shall be no more than ten (10) years from the date of grant; provided, that the maximum term of incentive stock options that are granted to holders of more than 10% of the Company’s voting securities shall be five years from the date of grant or such shorter time as provided in the award agreement.

The aggregate fair market value, determined at the time of the grant, of shares of the Common Stock with respect to incentive stock options that become exercisable for the first time by an optionee during any calendar year under all of our stock plans, may not exceed $100,000. The options or portions of options that exceed this limit are treated as nonstatutory stock options. Incentive stock options that are granted to holders of more than 10% of the Company’s voting securities are subject to certain additional restrictions, including a five-year maximum term and a minimum exercise price of 110% of fair market value.

The maximum number of shares with respect to which options and stock appreciation rights may be granted to any optionee in any calendar year shall be six hundred and twenty-five thousand (625,000) shares. In connection with a optionee’s commencement of continuous service, an optionee may be granted options and stock appreciation rights for up to an additional six hundred and twenty-five thousand (625,000) shares, with these limitations to be adjusted proportionately in connection with any change in the Company’s capitalization. To the extent required by Section 162(m) of the Code or the regulations thereunder, in applying the foregoing limitations with respect to a optionee, if any option or stock appreciation right is canceled, the canceled option or stock appreciation right shall continue to count against the maximum number of shares with respect to which options and stock appreciation rights may be granted to the grantee.

Awards. The 2018 Plan provides for the awards of: (i) shares of Common Stock; (ii) options, including both incentive stock options, which can result in potentially favorable tax treatment to the optionee, and non-qualified stock options; (iii) stock appreciation rights, which entitle the grantee to shares or cash compensation, as established by the administration, measured by the appreciation in value of the Common Stock; (iv) restricted stock, which is an award of shares of Common Stock, for such consideration, if any, and subject to such restrictions on transfer, rights of first refusal, repurchase provisions, and forfeiture provisions, and other terms and conditions as established by the administrator; (v) restricted stock units, which is an award which may be earned in whole or in part upon the passage of time or the attainment of performance criteria established by the administrator and which may be settled for cash, shares or other securities, or a combination thereof, as established by the administrator; and (vi) dividend equivalent rights, which are rights entitling the grantee to compensation measured by dividends paid on the Common Stock. All awards under the 2018 Plan will be set forth in award agreements, which will detail the terms and conditions of the awards.

Subject to the terms of the 2018 Plan, the administrator shall determine the provisions, terms, and conditions of each award including, the vesting schedule, repurchase provisions, rights of first refusal, forfeiture provisions, form of payment (cash, shares, or other consideration) upon settlement of the award, payment contingencies, and satisfaction of any performance criteria. The performance criteria established by the administrator may be based on any one of, or combination of, increase in share price, earnings per share, total stockholder return, return on equity, return on assets, return on investment, net operating income, cash flow, revenue, economic value added, personal management objectives, or other measure of performance selected by the administrator. Partial achievement of the specified criteria may result in a payment or vesting corresponding to the degree of achievement as specified in the award agreement.

Award Exercise or Purchase Price and Consideration. The exercise or purchase price for an incentive stock option award granted to an employee will be not less than the fair market value per share on the date of the grant; if the employee owns shares representing more than 10% of the voting power of all classes of stock of the Company, the exercise or purchase price will be not less than 110% of the fair market value per share on the date of the grant. In the case of non-qualified stock options and awards intended to qualify as performance-based compensation, or the sale of shares, the per share exercise or purchase price shall be not less than the fair market value per share on the date of the grant. In the case of other awards under the 2018 Plan, the exercise or purchase price will be determined by the administrator. In the case of awards in settlement, assumption or substitution for outstanding awards or obligations to grant future awards in connection with an acquisition by the Company, the exercise or purchase price for the award will be determined in accordance with the relevant instrument evidence the agreement to issue that award.

The consideration to be paid for shares to be issued upon exercise or purchase of an award, including the method of payment, shall be determined by the administrator. The administrator is authorized to accept as consideration: (i) cash; (ii) check; (iii) delivery of the optionee’s promissory note with such provisions as the administrator determines is appropriate; (iv) surrender of shares or delivery of a properly executed form of attestation of ownership of shares which have a fair market value on the date of surrender or attestation equal to the aggregate exercise price of the shares as to which said award shall be exercised; (v) with respect to options, if the exercise occurs on or after the registration date, payment through a broker-dealer sale and remittance procedure pursuant to which the optionee (A) shall provide written instructions to a Company-designated brokerage firm to effect the immediate sale of some or all of the purchased shares and remit to us sufficient funds to cover the aggregate exercise price payable for the purchased shares and (B) shall provide written directives to us to deliver the certificates for the purchased shares directly to such brokerage firm in order to complete the sale transaction; (vi) with respect to options, payment through a “net exercise” such that, without the payment of any funds, the optionee may exercise the option and receive the net number of shares equal to (A) the number of shares as to which the option is being exercised, multiplied by (B) a fraction, the numerator of which is the fair market value per share (on such date as is determined by the administrator) less the exercise price per share, and the denominator of which is such fair market value per share; or (vii) any combination of the foregoing methods of payment.

The administrator may at any time or from time to time grant awards which do not permit all of the foregoing forms of consideration to be used in payment for the shares or which otherwise restrict one or more forms of consideration.

Adjustments. Subject to any required action by our stockholders, (i) the number of shares covered by each outstanding award, (ii) the number of shares which have been authorized for issuance under the 2018 Plan but as to which no awards have yet been granted or which have been returned to the 2018 Plan, (iii) the exercise or purchase price of each such outstanding award, (iv) the maximum number of shares with respect to which options and stock appreciation rights may be granted to any optionee in any calendar year, and (v) any other terms that the administrator determines require adjustment, will be proportionately adjusted for:

●	any change in the number of issued shares resulting from a stock split, reverse stock split, stock dividend, combination or reclassification of shares, or similar transaction affecting the shares;
●	any other change in the number of issued shares effected without receipt of consideration by us; or
●	as the administrator may determine, any other transaction with respect to the Common Stock including a corporate merger, consolidation, acquisition of property or stock, separation, reorganization, liquidation or any similar transaction.

In the event of any distribution of cash or other assets to stockholders other than a normal cash dividend, the Compensation Committee may make adjustments in connection with the events described in (i)-(iii) above or substitute, exchange or grant awards with respect to the shares of a parent or subsidiary of the Company.

In determining such adjustments to be made, the administrator may take into account appropriate factors such as applicable law, potential taxes or accounting consequences and potential unintended benefits, and in light of such factors make adjustments that are not uniform or proportionate among outstanding awards, modify vesting dates, defer the delivery of stock certificates or make other equitable adjustments. The administrator may prohibit the exercise of awards during certain time periods. Adjustments, and any interpretations or determinations thereof, are made by the administrator and such determinations are final.

Termination of Continuous Service. In the event of termination of a grantee’s continuous service for any reason other than disability or death, the grantee may, during the post-termination exercise period (defined below) but no later than the expiration date set forth in the award agreement, exercise the portion of the award that was vested at the date of termination or such other portion of the award as the administrator may determine. An award agreement may provide that, if terminated for cause, the grantee’s right to exercise the award terminates concurrently with the termination of the grantee’s continuous service. To the extent that the grantee’s award was unvested at termination, or if the grantee does not exercise the vested portion within a post-termination exercise period, the award will terminate. Under the 2018 Plan, “post-termination exercise period” means the earlier conclusion of either: (i) the term of the option stated in the award agreement; or (ii) the period specified in the award agreement of not less than thirty (30) days commencing on the date of termination of the optionee’s continuous service (other than termination by the Company for cause), or such longer period as may be applicable upon death or disability.

Corporate Transactions and Change in Control. All outstanding awards under the 2018 Plan will terminate, effective upon the consummation of a corporate transaction such as a merger, reverse merger, acquisition, consolidation, or sale or disposition of all or substantially all of our assets, except to the extent they are assumed in connection with such a corporate transaction.

The administrator may provide for the full or partial automatic vesting and exercisability of outstanding unvested awards and the release from restrictions on transfer and repurchase or forfeiture rights of such awards in connection with such a corporate transaction or a change in control of us. The administrator may also condition any such award vesting and exercisability or release from limitations upon the subsequent termination of the continuous service of the grantee within a specified period after such corporation transaction or a change in control of us.

Any incentive stock option accelerated in connection with such a corporation transaction or change in control will remain exercisable as an incentive stock option under the Code only to the extent it does not exceed the $100,000 limitation of Section 422(d) of the Code.

Amendment, Suspension and Termination. The Board may at any time amend, suspend or terminate the 2018 Plan. To the extent necessary to comply with applicable laws or rules of any applicable stock exchange, we shall obtain stockholder approval of any amendment in such a manner and to such a degree as required. During any suspension or after termination, no award may be granted, but no rights under awards already granted will be adversely affected by suspension or termination.

The administrator has the authority, in its discretion, to amend the terms of any outstanding award granted under the 2018 Plan, provided that any amendment that would adversely affect the optionee’s rights under an outstanding award shall not be made without the optionee’s written consent, and provided that an amendment or modification that may cause an incentive stock option to become a non-qualified stock option shall not be treated as adversely affecting the rights of the optionee.

Outstanding Equity Awards at 2021 Fiscal Year End

The following table provides information with respect to holdings of unvested options held by our named executive officers at December 31, 2021. Our named executive officers did not hold any unvested stock awards at December 31, 2021.

Option Awards
	Number of Securities		Number of Securities
	Underlying Unexercised		Underlying Unexercised
Name	Option (#) Exercisable		Option (#) Unexercisable		Option Exercise Price	Option Expiration Date
Peter Bordes Interim Chief Executive Officer	—		—		—	—
Paul Antonio Pereira Former President and Chief Executive Officer	—		—		—	—
John M. Cook, II Chief Business Development Officer	—		—		—	—
Ronald Spears Chief Revenue Officer	—		63,001	(1)	$2.00	3/15/3031
Dennis McIntosh Former Chief Financial Officer	11,486	(2)	27,890		$2.00	10/1/2030
(1)	Represents an option which vested as to 15,751 shares on March 15, 2022 and vests as to 1,313 shares per month for each of the following 36 months.
(2)	Represents an option which vests as to 821 shares per month. The option terminated on May 3, 2022 pursuant to its terms due to Mr. McIntosh terminating his employment with us on February 2, 2022.

Director Compensation

The following table shows the compensation earned by directors during the year ended December 31, 2021:

						Change in
						Pension Value
						and
	Fees				Non-Equity	Nonqualified
	Earned or				Incentive	Deferred
	Paid in		Stock	Option	Plan	Compensation	All Other
Name(1)	Cash		Awards	Awards	Compensation	Earnings	Compensation	Total
Allen Capsuto	$106,667	(2)	—	—	—	—	—	$106,667
Patrick Dolan	$6,667		—	—	—	—	—	$6,667
Allison Ficken	$22,000		—	—	—	—	—	$22,000
James Lee	$10,000		—	—	—	—	—	$10,000
Frank Smith	$22,000		—	—	—	—	—	$22,000
Richard Mowser(3)	$9,000		—	—	—	—	—	$9,000
(1)	Compensation earned by or paid to Mr. Bordes for his service as a director is reported in the Other Compensation column of the Summary Compensation Table above. No compensation was earned or paid to Mr. Paul Pereira for his service as a director in 2021, and he resigned from the Board on February 2, 2022.
(2)	Includes $100,000 paid to Mr. Capsuto for his service on, and in his capacity as a member of, the Special Committee, which compensation was approved by the Board, upon approval and recommendation of the Compensation Committee, on December 29, 2021.
(3)	Mr. Mowser resigned from the Board on October 27, 2021.

On May 13, 2022, upon approval and recommendation of the Compensation Committee, the Board approved the following director compensation:

●	For Board service during the second and third quarters of 2021, each of Messrs. Bordes and Smith and Ms. Ficken shall receive: (i) a restricted stock award of 5,000 shares of Common Stock, to be issued pursuant to the 2018 Plan on the Specified Grant Date, which shall be fully vested upon such date; and (ii) $6,000 in cash per quarter.
●	For Board service during the fourth quarter of 2021 and the first quarter of 2022, each of Messrs. Bordes, Capsuto, Dolan, Lee and Smith and Ms. Ficken shall receive: (i) $10,000 in cash for each such quarter (with such amounts for Messrs. Capsuto and Dolan for 2021 prorated proportionately to reflect their appointment as directors on November 1, 2022); and (ii) a restricted stock award of 25,000 shares of Common Stock, to be issued pursuant to the 2018 Plan on the Specified Grant Date, which shall be fully vested on such date.
●	Commencing with the second quarter of 2022, each non-employee director shall receive for Board service $10,000 in cash per quarter.
●	Commencing with the first quarter of 2022, each committee chair shall receive for committee service additional cash compensation as follows: Audit Committee Chair ($10,000 per quarter), Compensation Committee Chair ($2,500 per quarter), and Nominating and Corporate Governance Committee Chair ($2,500 per quarter).
●	Also commencing with the first quarter of 2022, each non-employee director shall receive a $500 meeting fee in cash for each Board or committee meeting attended.
●	Commencing the fourth quarter of 2022, each non-employee director shall receive a restricted stock award of 6,250 shares of Common Stock per quarter, to be issued pursuant to the 2018 Plan, which shall be fully vested on the date of grant.

The Company may defer the payment of any cash compensation to be paid to the directors for the fourth quarter 2021 and the first, second and third quarters of 2022 in the discretion of the Compensation Committee, based on the recommendation of our Chief Executive Officer and Chief Financial Officer; provided that such payments shall be made no later than December 31, 2022.

Compensation Committee Interlocks and Insider Participation

Not applicable to smaller reporting companies.

Compensation Committee Report

Not applicable to smaller reporting companies.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership of Common Stock

The following table furnishes information, as of April 30, 2022, as to shares of Common Stock beneficially owned by: (i) each person or entity known to us to be the beneficial owner of more than 5% of the Common Stock; (ii) each of our directors and our named executive officers identified in Part III, Item 11, “Executive Compensation – Summary Compensation Table” in this Annual Report; and (iii) our directors and executive officers as a group.

We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally provide that a person is the beneficial owner of securities if such person has or shares the power to vote or direct the voting of securities, or to dispose or direct the disposition of securities. A security holder is also deemed to be, as of any date, the beneficial owner of all securities that such security holder has the right to acquire within 60 days after such date through: (i) the exercise of any option or warrant; (ii) the conversion of a security; (iii) the power to revoke a trust, discretionary account or similar arrangement; or (iv) the automatic termination of a trust, discretionary account or similar arrangement. Except as disclosed in the footnotes to this table and subject to applicable community property laws, we believe that each person identified in the table has sole voting and investment power over all of the shares shown opposite such person’s name.

As of April 30, 2022, there were 16,094,882 shares of Common Stock outstanding.

	Number of
	Shares of
	Common		Percent of
	Stock		Outstanding
	Beneficially		Common
Name of Beneficial Owner (1)	Owned		Stock
Executive Officers and Directors:
Peter Bordes	31,501	(2)	*
Louis Almerini	—		—
John M. Cook, II	1,417,526		8.8%
Ronald Spears	19,690	(3)	*
Allen Capsuto	—		—
Patrick Dolan	—		—
Allison Ficken	—		—
James Lee	5,597,079	(4)	32.3%
Frank Smith	—		—
All Executive Officers and Directors as a Group (10 persons)	7,065,796		40.7%
Other 5% Stockholders
Lee Aerospace, Inc.	5,597,079	(4)	32.3%
Other Named Executive Officers:
Paul Antonio Pereira	1,764,032	(5)	11.0%
Dennis McIntosh	63,002	(6)	*
*	Less than one percent.
(1)	The address for each of our directors and executive officers is c/o Alfi, Inc., 429 Lenox Avenue, Miami Beach, Florida 33139.
(2)	Represents shares of Common Stock held by Trajectory Capital, LLC, over which Mr. Bordes has voting and dispositive power.
(3)	Represents shares Mr.Spears has the right to acquire within 60 days after April 30, 2022 pursuant to an option with an exercise price of $2.00 per share which expires on March 15, 2031.
(4)	Includes 4,347,079 shares of Common Stock and a warrant to purchase 1,250,000 shares of Common Stock, which is exerciseable from July 12, 2022 through April 12, 2025, at an exercise price of $1.51 per share. The shares of Common Stock and the warrant are held of record by Lee Aerospace, 9323 E. 34th St., Wichita, Kansas 67226. Mr. Lee is the founder, president and chairman of Lee Aerospace. Mr. Lee disclaims beneficial ownership of these shares.
(5)	Includes 63,001 shares which are owned directly by Mr. Pereira’s spouse. The information for Mr. Pereira is based on the Schedule 13D filed by Mr. Pereira on May 7, 2021. Mr. Pereira has sole voting and dispositive power with respect to 1,701,031 shares of Common Stock. Mr. Pereira may be deemed to have shared voting and/or dispositive power with respect to 63,001 shares of Common Stock owned directly by his spouse. Mr. Pereira expressly disclaims beneficial ownership of the shares of Common Stock directly owned by his spouse by virtue of his inability to exercise voting or investment power over such shares.
(6)	Based on ownership information as of April 30, 2022 provided by the Company’s transfer agent.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Policies and Procedures for Related Party Transactions

Prior to our IPO, the Board reviewed and approved transactions with directors, officers and holders of 5% or more of our voting securities and their affiliates, each a related party. Pursuant to this unwritten policy, the material facts as to the related party’s relationship or interest in the transaction were disclosed to the Board prior to its consideration of such transaction, and the transaction was not considered approved by the Board unless a majority of the directors who were not interested in the transaction approved the transaction. Further, if our stockholders were entitled to vote on a transaction with a related party, then the material facts of the related party’s relationship or interest in the transaction would be disclosed to the stockholders, who must approve the transaction in good faith.

In connection with our IPO, we adopted a written related party transactions policy, which became effective on the date on which the registration statement relating to our IPO was declared effective by the SEC. Pursuant to this policy, the Audit Committee has the primary responsibility for reviewing and approving or disapproving “related person transactions,” which are transactions in which (i) the Company was, is or will be a participant; (ii) the aggregate amount involved exceeds or may be expected to exceed $120,000; and (iii) a related person had, has or will have a direct or indirect material interest. For purposes of this policy, a related person is defined as a director, executive officer, nominee for director, or greater than 5% beneficial owner of the Common Stock, in each case since the beginning of the most recently completed year, and their immediate family members.

If a related person proposes to enter into a related person transaction, the related person must report the proposed related person transaction to our General Counsel or Chief Financial Officer. The policy calls for the facts and circumstance of the proposed related person transaction to be referred to the Audit Committee Chair to assess whether the proposed transaction requires approval under related person transaction policies and procedures. The policy also provides that if our Chief Financial Officer or Chief Executive Officer determines that a proposed transaction requires approval, the proposed transaction will be submitted for consideration and approval: (i) to the Board if the related person transaction is directly related or integral to a transaction for which Board approval will be obtained; (ii) to the Audit Committee for all other related person transactions for consideration at its next committee meeting; or (iii) in those instances in which the Audit Committee Chair, in consultation with our Chief Executive Officer, determines that it is not practicable or desirable for the Company to wait until the next Audit Committee meeting, to the Audit Committee Chair.

A related person transaction reviewed under the policy will be considered approved or ratified if it is authorized by the Board, the Audit Committee, or the Audit Committee Chair, as applicable, after full disclosure of the related person’s interest in the transaction. As appropriate for the circumstances, the Audit Committee will review and consider:

●	the related person’s interest in the related person transaction;
●	the approximate dollar value of the amount involved in the related person transaction, particularly as it relates to the related person;
●	whether the transaction was undertaken in the ordinary course of our business;
●	the impact on a director’s independence in the event the related person is a director, an immediate family member of a director or an entity in which a director is a partner, stockholder, or executive officer;
●	whether the terms of the transaction are no less favorable to us than terms that could have been reached with an unrelated third party;
●	the availability of other sources to us for comparable products or services; and
●	the purpose of, and the potential benefits to us of, the transaction.

No director shall participate in any review, consideration, or approval of any related person transaction with respect to which such member or any of his or her immediate family members is the related person.

In the event our Chief Executive Officer, Chief Financial Officer, General Counsel or Chair of the Nominating and Governance Committee becomes aware of a related person transaction that has not been previously approved or previously ratified: (i) if the transaction is pending or ongoing, it will be submitted to the Audit Committee or Audit Committee Chair promptly, and the Audit Committee or Audit Committee Chair shall consider all of the relevant facts and circumstances available to the Audit Committee or the Audit Committee Chair. Based on the conclusions reached, the Audit Committee or the Audit Committee Chair shall evaluate all options, including, but not limited to, the ratification, amendment or termination of the related person transaction; and (ii) if the transaction is completed, the Audit Committee or Audit Committee Chair shall evaluate the transaction, taking into account the same factors described above, to determine if any changes to the transaction, including, but not limited to, rescission of the transaction, are appropriate, and shall request that the Audit Committee Chair evaluate our controls and procedures to ascertain the reason the transaction was not submitted to the Audit Committee or Audit Committee Chair for prior approval and whether any changes to these procedures are recommended.

The Audit Committee has determined that the types of related person transactions described below are deemed pre-approved by the Audit Committee:

●	Any employment or employment contract by us of an executive officer of the Company if: (i) the related compensation is required to be reported in our proxy statement; and (ii) the executive officer is not an immediate family member of another executive officer or director of the Company, the related compensation would be reported in the Company’s proxy statement if the executive officer was a “named executive officer”, and the Compensation Committee or the Board approved the compensation.
●	Any compensation paid to a director if the compensation is required to be reported in our proxy statement and is approved by the Compensation Committee.
●	Any transaction with another company at which a related person’s only relationship is as an employee (other than an officer), director or beneficial owner of less than 10% of that company’s shares, if the aggregate amount involved does not exceed the greater of $1,000,000, or 2% of that company’s total annual revenues.
●	Any charitable contribution, grant or endowment by us to a charitable organization, foundation or university at which a related person’s only relationship is as an employee (other than an executive officer) or a director, which has been approved pursuant to our Charitable Contribution Policy, if any, if the aggregate amount involved does not exceed the greater of $1,000,000, or 2% of that charitable organization’s total annual receipts.
●	Any transaction where the related person’s interest arises solely from the ownership of the Common Stock and all holders of the Common Stock received the same benefit on a pro rata basis.
●	Any transaction involving a related person where the rates or charges involved are determined by competitive bids.
●	Any transaction with a related person involving services as a bank depository of funds, transfer agent, registrar, trustee under a trust indenture, or similar services.
●	Indemnification and advancement of expenses to any related person made pursuant to the Company’s Charter or By-laws or pursuant to any agreement.

Related Party Transactions

Other than the compensation agreements and other arrangements described under Part II., Item 11. “Executive Compensation” and the transactions described below, since January 1, 2021, there has not been and there is not currently proposed, any transaction or series of similar transactions to which we were, or will be, a party in which the amount involved exceeded, or will exceed, the lesser of (i) $120,000 or (ii) 1% of the average of our total assets for the last two completed fiscal years, and in which any director, executive officer, holder of 5% or more of any class of our capital stock or any member of the immediate family of, or entities affiliated with, any of the foregoing persons, had, or will have, a direct or indirect material interest.

Credit and Security Agreement. On April 12, 2022, we entered into a Credit Agreement with Lee Aerospace, a corporation controlled by James Lee, one of our Board members and a stockholder, as lender. Pursuant to the Credit Agreement, the lender has made available to us until the maturity date a non-revolving line of credit, up to an aggregate principal amount of $2,500,000, on the terms and conditions set forth in the Credit Agreement. Through May 10, 2022, the lender has funded to the Company $1,000,000 under the Credit Agreement. Prior to the maturity date, we may borrow an additional $1.5 million under the Credit Agreement, in the lender’s sole discretion and subject to us requesting such additional funds from the lender in accordance with the Credit Agreement, the accuracy of our representations in the Credit Agreement and related documents, and that no default under the Credit Agreement has occurred and is continuing.

The entire outstanding principal amount borrowed under the Credit Agreement, together with all accrued and unpaid interest on such borrowings outstanding from time to time, is due and payable on the earlier of: (i) the date upon which we consummate a debt or equity financing in an amount equal to or greater than $4,000,000 or (ii) April 12, 2023. Interest on the unpaid principal amount borrowed under the Credit Agreement accrues at an annual rate of 6% through October 12, 2022, and at an annual rate of 9% thereafter; provided, however, that upon the occurrence of an event of default, additional interest at an annual rate of 3% will accrue on all borrowings through October 12, 2022. All or part of the outstanding principal amount borrowed under the Credit Agreement may be prepaid at any time without penalty or premium, provided that such prepayments must be accompanied by the payment of all interest accrued on the amount so prepaid through the date of prepayment. The principal amount so prepaid may not be reborrowed under the terms of the Credit Agreement.

All of our obligations under the Credit Agreement and all related documents are secured by a first lien on substantially all of our assets. In connection with and as contemplated by the Credit Agreement, we also executed a Non-Revolving Line of Credit Note, a Patent Security Agreement and a Trademark Security Agreement in favor of the lender, each containing customary terms and conditions for a transaction of the size and type contemplated by the Credit Agreement.

In addition, in connection with the Credit Agreement and as a required condition thereof, on April 12, 2022 we issued to the lender a warrant to purchase up to 1,250,000 shares of the Common Stock at any time, or from time to time, on or after July 12, 2022 and prior to April 12, 2025, at an exercise price of $1.51 per share of Common Stock. The warrant may be exercised for cash or on a cashless basis, and the exercise price of the warrant is subject to anti-dilution adjustments for stock splits, stock dividends and similar corporate actions, but not for other dilutive equity issuances. The warrant also provides for certain “piggy back” registration rights to the lender if, at any time prior to the six-month anniversary of the expiration date, we determine to register on a new registration statement any shares of Common Stock for resale for the account of selling stockholders, subject to certain exceptions.

Secured Notes. During the year ended December 31, 2021 and immediately prior to our IPO, we had outstanding promissory notes to Lee Aerospace, a corporation controlled by James Lee, one of our Board members and a stockholder. The notes had an aggregate principal amount of $2.5 million and bore interest at the rate of 5.0% per year. The notes matured upon the closing of our IPO. The notes were secured by a pledge of shares by Paul Pereira, our former Chief Executive Officer, and John M. Cook II, our Chief Business Development Officer, and one note was also secured by a pledge of all of our intellectual property. On May 7, 2021, we used the net proceeds from our IPO to repay the amount outstanding on these notes which, including accrued interest, was approximately $2.66 million.

Tablets. Pursuant to a Letter Agreement dated March 19, 2020, Lee Aerospace advanced on the Company’s behalf 7,600 tablets from Lenovo Group Limited on which the Company could install Alfi software. Under the Letter Agreement, the Company had the right to acquire those tablets from Lee Aerospace at any time, or from time to time, upon payment of a purchase price of $125 per tablet. As of December 31, 2020, we completed the purchase of all 7,600 tables.

Bridge Loans. On December 30, 2020, we entered into a bridge loan agreement with Lee Aerospace (with respect to $1,700,000), Paul Pereira (with respect to $250,000), our former Chief Executive Officer, and Dennis McIntosh (with respect to $50,000), our former Chief Financial Officer, in an amount not to exceed an aggregate of $2,000,000 and an amount not less than $1,000,000; provided that any advances in excess of $1,000,000 would be at the discretion of the lenders. On March 22, 2021, we entered into a second bridge loan agreement to provide for an additional $250,000 with Lee Aerospace (with respect to $100,000), Paul Pereira (with respect to $100,000), our former Chief Executive Officer, and Rachael Pereira (with respect to $50,000), the wife of our former Chief Executive Officer. On April 1, 2021, we entered into a third bridge loan agreement to provide for an additional $500,000 with Lee Aerospace (with respect to $100,000), Paul Pereira (with respect to $100,000), our former Chief Executive Officer, Dennis McIntosh (with respect to $50,000), our former Chief Financial Officer, Charles Pereira (with respect to $50,000), our former Chief

Technology Officer, Peter Bordes (with respect to $50,000), a director, Rachael Pereira (with respect to $50,000), the wife of our former Chief Executive Officer, and three unaffiliated investors (with respect to $100,000). Amounts were to be advanced as requested by us, subject to the satisfaction of customary conditions. Amounts outstanding under the bridge loans bore interest at the rate of 18.0% per year. The notes matured upon the closing of our IPO. In addition, the lenders received, on a pro rata basis, shares of Common Stock for each $2.00 advanced by the lenders (the “Lender Shares”). On May 7, 2021, we used net proceeds from our IPO to repay the amount outstanding on the bridge loans which, including accrued interest, was approximately $2.93 million. In addition, the lenders received an aggregate of 1,732,533 shares of Common Stock as follows: Lee Aerospace (1,197,021 shares), Paul Pereira (283,505 shares), Dennis McIntosh (63,002 shares), Rachel Pereira (63,001 shares), Charles Pereira (31,502 shares), Peter Bordes (31,501 shares), and three unrelated investors (63,001 shares).

The Lender Shares were subject to a one-year lock-up restriction following completion of our IPO. Thereafter, subject to Rule 144, the lenders may sell up to 25% of their shares at one-time and thereafter such shares may only be sold if the selling price is at least 110% of the price per share in our IPO and the number of shares sold in such sale, combined with any other sales by such lender, during a 30-day period, represents no more than 10% of the most recent 25-day average trading volume of the Company’s shares.

For a period of 36 months from the date such Lender Shares are issued to a lender, we have the right to acquire, with the lender’s consent and after compliance with securities laws, the Lender Shares at a purchase price of $4.00 per share.

In addition, the bridge loan agreements limit the ability of any lender to vote their shares if such shares, combined with other voting shares held by the lender would cause the lender to be able to vote more than 50% of the outstanding voting shares of the Company.

Director Independence

Applicable Nasdaq rules require a majority of a listed company’s board of directors to be comprised of independent directors within one (1) year of listing. In addition, Nasdaq rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and corporate governance committees be independent, and that audit committee members also satisfy independence criteria set forth in Rule 10A-3 under the Exchange Act.

The Board has undertaken a review of the independence of each director. Based on information provided by each director concerning his or her background, employment and affiliations, the Board has determined that each of Allen Capsuto, Patrick Dolan, Allison Ficken and Frank Smith (four of the six of our directors) are independent, and do not have relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the listing standards of Nasdaq. In making such determination, the Board considered the relationships that each such non-employee director has with us and all other facts and circumstances that the Board deemed relevant in determining his or her independence, including the beneficial ownership of our capital stock by each non-employee director.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to us by Frazier & Deeter, LLC (“Frazier”) for professional accounting services rendered for the years ended December 31, 2021, 2020 and 2019. Frazier has served as our independent registered public accounting firm since December 27, 2021 and has been engaged to audit our consolidated financial statements for the years ended December 31, 2021, 2020 and 2019, included elsewhere in this Annual Report.

Fee Category	Fiscal 2021	Fiscal 2020	Fiscal 2019
Audit Fees(1)	$135,000	$125,000	$100,000
Audit-related Fees(2)	50,000	—	—
Tax Fees	—	—	—
All Other Fees	—	—	—
Total Fees	$185,000	$125,000	$100,000
(1)	Audit fees consist of fees billed for services rendered for the audit of our financial statements and review of our financial statements included in our Quarterly Reports on Form 10–Q.
(2)	Audit-related fees consist of fees billed for services rendered relating to restatement of Prior Period Financial Statements.

All audit and non-audit services, other than de minimis non-audit services, to be provided to us by our independent registered public accounting firm must be approved in advance by the Audit Committee.

PART IV

ITEM 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements

Included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report.

2. Financial Statement Schedules

Financial statement schedules are omitted because they are not required, are not material, are not applicable, or the required information is shown in the financial statements or notes thereto.

3. Exhibits

An “Exhibit Index” has been filed as part of this Annual Report beginning on the following page and is incorporated herein by reference.

The agreements included as exhibits to this Annual Report are included to provide information regarding the terms of these agreements and are not intended to provide any other factual or disclosure information about the Company or its subsidiaries, our business or the other parties to these agreements. These agreements may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

●	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;
●	may have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;
●	may apply standards of materiality in a way that is different from what may be viewed as material to our investors; and
●	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time, and should not be relied upon by investors.

Exhibit Number	Description	Reference
3.1	Restated Certificate of Incorporation of Alfi, Inc., dated January 31, 2020	Incorporated by reference to Exhibit 3.1 to Alfi, Inc.’s Registration Statement on Form S-1, as amended (No. 333-251959).
3.2	Third Amended and Restated Certificate of Incorporation, effective May 3, 2021	Filed herewith.
3.3	Bylaws of Lectrefy, Inc.	Incorporated by reference to Exhibit 3.3 to Alfi, Inc.’s Registration Statement on Form S-1, as amended (No. 333-251959).
3.4	Amended and Restated By-laws	Filed herewith.
4.1	Form of Common Stock Certificate	Incorporated by reference to Exhibit 4.1 to Alfi, Inc.’s Registration Statement on Form S-1, as amended (No. 333-251959).
4.2	Form of Warrant Agent Agreement (including form of Series A Warrant) between Alfi, Inc. and VStock Transfer, LLC	Incorporated by reference to Exhibit 4.2 to Alfi, Inc.’s Registration Statement on Form S-1, as amended (No. 333-251959).
4.3	Form of Representative’s Warrant	Incorporated by reference to Exhibit 1.2 to Alfi, Inc.’s Registration Statement on Form S-1, as amended (No. 333-251959).
4.4	Warrant, dated April 12, 2022, issued by Alfi, Inc. to Lee Aerospace, Inc.	Incorporated by reference to Exhibit 99.3 to Alfi, Inc.’s Current Report on Form 8-K filed on April 18, 2022 (Commission File No. 001-40294).
4.5	Description of Registrant’s Securities	Filed herewith.
10.1*	Alfi, Inc. 2018 Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 to Alfi, Inc.’s Registration Statement on Form S-1, as amended (No. 333-251959).
10.2	Agreement and Plan of Merger, dated July 11, 2018, between Lectrefy Inc., a Florida corporation, and Lectrefy Inc., a Delaware corporation	Incorporated by reference to Exhibit 10.2 to Alfi, Inc.’s Registration Statement on Form S-1, as amended (No. 333-251959).
10.3	Series Seed Stock Investment Agreement, dated August 1, 2018, among Lectrefy Inc., the Purchasers and the Key Holders	Incorporated by reference to Exhibit 10.3 to Alfi, Inc.’s Registration Statement on Form S-1, as amended (No. 333-251959).
10.4	Amendment No. 1 to Series Seed Stock Investment Agreement, dated October 31, 2019, between Lectrefy, Inc. and Lee Aerospace, Inc.	Incorporated by reference to Exhibit 10.4 to Alfi, Inc.’s Registration Statement on Form S-1, as amended (No. 333-251959).
10.5*	Executive Employment Agreement, dated February 10, 2021, between Alfi, Inc. and Paul Pereira	Incorporated by reference to Exhibit 10.5 to Alfi, Inc.’s Registration Statement on Form S-1, as amended (No. 333-251959).
10.6*	Executive Employment Agreement, dated February 10, 2021, between Alfi, Inc. and John Cook, III	Incorporated by reference to Exhibit 10.6 to Alfi, Inc.’s Registration Statement on Form S-1, as amended (No. 333-251959).
10.7*	Executive Employment Agreement, dated February 10, 2021, between Alfi, Inc. and Charles Pereira	Incorporated by reference to Exhibit 10.7 to Alfi, Inc.’s Registration Statement on Form S-1, as amended (No. 333-251959).
10.8*	Executive Employment Agreement, dated February 10, 2021, between Alfi, Inc. and Dennis McIntosh	Incorporated by reference to Exhibit 10.8 to Alfi, Inc.’s Registration Statement on Form S-1, as amended (No. 333-251959).
10.9	Promissory Note, dated January 15, 2019, between Lectrefy Inc. and Lee Aerospace, Inc.	Incorporated by reference to Exhibit 10.9 to Alfi, Inc.’s Registration Statement on Form S-1, as amended (No. 333-251959).
10.10	Security Agreement, dated January 15, 2020, between Lectrefy Inc. and Lee Aerospace, Inc.	Incorporated by reference to Exhibit 10.10 to Alfi, Inc.’s Registration Statement on Form S-1, as amended (No. 333-251959).
10.11	Bridge Loan Agreement, dated December 30, 2020, among Alfi, Inc., Lee Aerospace, Inc., Paul Antonio Pereira and Dennis McIntosh	Incorporated by reference to Exhibit 10.11 to Alfi, Inc.’s Registration Statement on Form S-1, as amended (No. 333-251959).

10.12	Letter Agreement Related to Purchase of Lenovo Tablets, dated March 19, 2020, between Alfi, Inc. and Lee Aerospace, Inc.	Incorporated by reference to Exhibit 10.12 to Alfi, Inc.’s Registration Statement on Form S-1, as amended (No. 333-251959).
10.13	Bridge Loan Agreement, dated March 22, 2021, among Alfi, Inc., Lee Aerospace, Inc., Paul Antonio Pereira and Rachael Pereira	Incorporated by reference to Exhibit 10.13 to Alfi, Inc.’s Registration Statement on Form S-1, as amended (No. 333-251959).
10.14	Bridge Loan Agreement, dated April 1, 2021, among Alfi, Inc., Lee Aerospace, Inc., Paul Antonio Pereira, Peter Bordes, Dennis McIntosh, Rachael Pereira, Charles Pereira and FLBT, LLC	Incorporated by reference to Exhibit 10.14 to Alfi, Inc.’s Registration Statement on Form S-1, as amended (No. 333-251959).
10.15	Letter of Understanding, dated November 8, 2021, between Alfi, Inc. and CFO Financial Partners, LLC	Incorporated by reference to Exhibit 99.1 to Alfi, Inc.’s Current Report on Form 8-K filed on November 15, 2021 (Commission File No. 001-40294).
10.16*	Resignation Agreement, dated February 2, 2022, between Alfi, Inc. and Paul Pereira	Filed herewith.
10.17*	Limited Release of Claims, dated as of February 2, 2022, between Alfi, Inc. and Paul Pereira	Filed herewith.
10.18*	Resignation Agreement, dated February 2, 2022, between Alfi, Inc. and Dennis McIntosh	Filed herewith.
10.19*	Limited Release of Claims, dated as of February 2, 2022, between Alfi, Inc. and Dennis McIntosh	Filed herewith.
10.20	Credit and Security Agreement, dated April 12, 2022, between Alfi, Inc. and Lee Aerospace, Inc.	Incorporated by reference to Exhibit 99.1 to Alfi, Inc.’s Current Report on Form 8-K filed on April 18, 2022 (Commission File No. 001-40294).
10.21	Non-Revolving Line of Credit Note, dated April 12, 2022, made by Alfi, Inc. in favor of Lee Aerospace, Inc.	Incorporated by reference to Exhibit 99.2 to Alfi, Inc.’s Current Report on Form 8-K filed on April 18, 2022 (Commission File No. 001-40294).
10.22	Patent Security Agreement, dated April 12, 2022, made by Alfi, Inc. in favor of Lee Aerospace, Inc.	Incorporated by reference to Exhibit 99.4 to Alfi, Inc.’s Current Report on Form 8-K filed on April 18, 2022 (Commission File No. 001-40294).
10.23	Trademark Security Agreement, dated April 12, 2022, made by Alfi, Inc. in favor of Lee Aerospace, Inc.	Incorporated by reference to Exhibit 99.5 to Alfi, Inc.’s Current Report on Form 8-K filed on April 18, 2022 (Commission File No. 001-40294).
10.24*	Consulting Agreement, dated as of March 15, 2021, between Alfi, Inc. and Ronald Spears	Incorporated by reference to Exhibit 10.1 to Alfi, Inc.’s Current Report on Form 8-K filed on May 10, 2021 (Commission File No. 001-40294).
10.25*	Form of Incentive Stock Option Award Agreement (under the Alfi, Inc. 2018 Stock Incentive Plan)	Filed herewith.
10.26*	Stock Option Award Agreement, dated March 15, 2021, between Alfi, Inc. and Ronald Spears.	Filed herewith.
10.27	Promissory Note, dated August 8, 2019, between Lectrefy, Inc. and Lee Aerospace, Inc.	Filed herewith.
10.28	First Amended and Restated Promissory Note, dated September 20, 2019, between Lectrefy, Inc. and Lee Aerospace, Inc.	Filed herewith.
10.29	Promissory Note, dated October 25, 2019, between Lectrefy, Inc. and Lee Aerospace, Inc.	Filed herewith.
10.30	Promissory Note, dated November 12, 2019, between Lectrefy, Inc. and Lee Aerospace, Inc.	Filed herewith.
10.31	Promissory Note, dated November 26, 2019, between Lectrefy, Inc. and Lee Aerospace, Inc.	Filed herewith.
16.1	Letter from Friedman LLP, dated November 2, 2021	Incorporated by reference to Exhibit 16.1 to Alfi, Inc.’s Current Report on Form 8-K filed on November 2, 2021 (Commission File No. 001-40294).
21.1	Subsidiary of the Registrant	Filed herewith.
23.1	Consent of Frazier & Deeter LLC	Filed herewith.
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1	Certification of Principal Financial Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith.
101.INS	Inline XBRL Instance Document	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

*Identifies a management contract or compensatory plan or arrangement.

ITEM 16.FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Miami Beach, Florida, on May 16, 2022.

ALFI, INC.

By:	/s/ Peter Bordes
Peter Bordes
Interim Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Peter Bordes	Interim Chief Executive Officer	May 16, 2022
Peter Bordes	(Principal Executive Officer) and Director
/s/ Louis Almerini	Interim Chief Financial Officer	May 16, 2022
Louis Almerini	(Principal Financial and Accounting Officer)
/s/ James Lee	Chairman of the Board	May 16, 2022
James Lee
/s/ Allen Capsuto	Director	May 16, 2022
Allen Capsuto
/s/ Patrick Dolan	Director	May 16, 2022
Patrick Dolan
/s/ Allison Ficken	Director	May 16, 2022
Allison Ficken
/s/ Frank Smith	Director	May 16, 2022
Frank Smith