Form 10-Q
period 2022-03-31
Alfi, Inc.
filed 2022-05-19
CIK 1833908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Date File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

ALFI, INC.

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements:	2
	Consolidated Balance Sheets as of March 31, 2022 (Unaudited) and December 31, 2021	2
	Consolidated Statements of Operations for the Three Months Ended March 31, 2022 (Unaudited) and March 31, 2021 (Unaudited)	3
	Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the Three Months Ended March 31, 2022 (Unaudited) and March 31, 2021 (Unaudited)	4
	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2022 (Unaudited) and March 31, 2021 (Unaudited)	5
	Notes to Consolidated Financial Statements (Unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20
Item 4.	Controls and Procedures	20

PART II - OTHER INFORMATION:		22

Item 1.	Legal Proceedings	22
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3.	Defaults Upon Senior Securities	23
Item 4.	Mine Safety Disclosures	23
Item 5.	Other Information	23
Item 6.	Exhibits	24

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Alfi, Inc.

f/k/a Lectrefy, Inc.

Consolidated Balance Sheets

	Unaudited
	Mar 31, 2022	Dec 31, 2021
Assets
Current assets:
Cash and cash equivalents	$345,949	$4,391,816
Accounts receivable	96,899	5,578
Prepaid expenses and other assets	485,400	926,170
Total current assets	928,248	5,323,564
Property and equipment, net	3,659,587	4,031,904
Intangible assets, net	668,240	712,247
Operating lease right-of-use asset, net	83,032	95,765
Assets held for sale and other assets	1,155,330	1,209,525
Total assets	$6,494,437	$11,373,005

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$2,600,537	$2,264,582
Lease liability	85,140	98,175
Total current liabilities	2,685,677	2,362,757
Total liabilities	2,685,677	2,362,757
Stockholders' Equity
Common stock, $0.0001 par value, 80,000,000 shares authorized, 16,094,882 and 16,069,347 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	1,623	1,620
Additional paid-in capital	38,059,036	37,967,926
Accumulated deficit	(32,251,902)	(26,959,301)
Common stock held in treasury at cost, $0.0001 par 137,650 and 137,650 shares, respectively	(1,999,997)	(1,999,997)
Total stockholders' equity	3,808,760	9,010,248
Total liabilities and stockholders' equity	$6,494,437	$11,373,005

See accompanying notes to the consolidated financial statements

Alfi, Inc.

f/k/a Lectrefy, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three months	Three months
	ended Mar 31,	ended Mar 31,
	2022	2021
Revenues	$63,303	$17,450

Operating expenses
Compensation and benefits	1,786,629	883,211
Other general and administrative	3,154,981	1,251,859
Depreciation and amortization	416,323	247,315
Total operating expenses	5,357,933	2,382,385

Operating loss	(5,294,630)	(2,364,935)

Other income (expense)
Other income	2,059	13,018
Interest expense	(30)	(356,914)
Total other income (expense)	2,029	(343,896)

Net loss before provision for income taxes	(5,292,601)	(2,708,831)
Provision for income taxes	—	—
Net loss	$(5,292,601)	$(2,708,831)

Loss per share, basic and diluted	$(0.33)	$(0.61)

Weighted average shares outstanding, basic and diluted	16,087,730	4,459,082

See accompanying notes to the consolidated financial statements

Alfi, Inc.

f/k/a Lectrefy, Inc.

Consolidated Statement of Changes to Stockholders’ Equity (Deficit)

(Unaudited)

								Total
	Series Seed Convertible				Additional		Common	Stockholders'
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stock Held	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	in Treasury	(Deficit)

Balance - January 1, 2021	2,500,000	$2,500,000	4,441,582	$444	$2,076,151	$(8,014,859)	$—	$(3,438,264)
Shares issued with debt	—	—	157,503	16	249,984	—	—	250,000
Share based compensation	—	—	—	—	46,684	—	—	46,684
Net loss	—	—	—	—	—	(2,708,831)	—	(2,708,831)
Balance - March 31, 2021	2,500,000	$2,500,000	4,599,085	$460	$2,372,819	$(10,723,690)	$—	$(5,850,411)

								Total
	Series Seed Convertible				Additional		Common	Stockholders'
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stock Held	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	in Treasury	(Deficit)
Balance - January 1, 2022	—	—	16,069,347	$1,620	$37,967,926	$(26,959,301)	$(1,999,997)	$9,010,248
Share based compensation	—	—	—	—	68,038	—	—	68,038
Exercise of options	—	—	25,535	3	23,072	—	—	23,075
Net loss	—	—	—	—	—	(5,292,601)	—	(5,292,601)
Balance - March 31, 2022	—	$—	16,094,882	$1,623	$38,059,036	$(32,251,902)	$(1,999,997)	$3,808,760

See accompanying notes to the consolidated financial statements

Alfi, Inc.

f/k/a Lectrefy, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three months	Three months
	ended Mar 31,	ended Mar 31,
	2022	2021
Operating activities
Net loss	$(5,292,601)	$(2,708,831)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	416,323	247,315
Share based compensation expense	68,038	46,684
Shares issued with debt	—	250,000
Amortization of operating lease right-of-use asset	12,734	13,675
Changes in assets and liabilities:
Accounts receivable	(91,321)	(17,450)
Prepaid expenses and other assets	440,770	793
Other assets	54,195	—
Accounts payable and accrued expenses	335,955	172,802
Lease liability	(13,035)	(13,976)
Interest payable, related parties	—	106,122
Net cash used in operating activities	(4,068,942)	(1,902,866)
Investing activities
Capital expenditures	—	(7,791)
Net cash used in investing activities	—	(7,791)
Financing activities
Proceeds from related party debt	—	1,998,345
Proceeds from exercise of options	23,075	—
Net cash provided by financing activities	23,075	1,998,345
Net change in cash and cash equivalents	(4,045,867)	87,688
Cash and cash equivalents at the beginning of the period	4,391,816	8,335
Cash and cash equivalents at the end of the period	$345,949	$96,023

Supplemental disclosure of cash flow information
Cash paid for interest	$30	$—
Cash paid for income tax	$—	$—

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

The Company's timeline of events relative to its current formation above began on April 4, 2018, when Lectrefy, Inc., a Florida corporation, was incorporated. On July 6, 2018, Lectrefy, Inc., a Delaware corporation, was incorporated. On July 11, 2018, Lectrefy, Inc., the Florida corporation, was merged into the newly created entity Lectrefy, Inc., the Delaware corporation. On July 25, 2018, Lectrefy, Inc. became qualified to do business in Florida. On January 31, 2020, Lectrefy, Inc. changed its name to Alfi, Inc.

On September 18, 2018, Lectrefy, (N.I.) Ltd was organized in Belfast, Ireland. On February 4, 2020, Lectrefy, (N.I.) Ltd’s name was changed to Alfi (N.I.) Ltd. On February 13, 2020, Lectrefy, Inc. registered its name change to Alfi, Inc. in the State of Florida.

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

NOTE 2 BASIS OF PRESENTATION

The accompanying interim consolidated financial statements have been prepared based upon U.S. Securities and Exchange Commission rules that permit reduced disclosure for interim periods. Therefore, they do not include all information and footnote disclosures necessary for a complete presentation of the Company’s financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. The Company filed audited consolidated financial statements as of and for the fiscal years ended December 31, 2021, 2020 and 2019, which included all information and notes necessary for such complete presentation in conjunction with its 2021 Annual Report on Form 10-K.

The results of operations for the interim period ended March 31, 2022 are not necessarily indicative of the results to be expected for any future period or the entire fiscal year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2021, which are contained in the Company’s 2021 Annual Report on Form 10-K. For further discussion refer to Note 2 – “Significant Accounting Policies” to the consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

On May 16, 2022, the Company filed interim consolidated financial statements restated to correct the accounting errors and conform to current period presentation in an amended Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2021. The interim consolidated financial statements for the quarter ended March 31, 2021, included in this Quarterly Report reflect all such restatements.

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

NOTE 6 DEBT – RELATED PARTIES

During the three months ended March 31, 2021, the Company accrued interest expense of $356,914 on debt payable to related parties. All borrowings from related parties were paid in full upon completion of the Company’s IPO in May 2021. Debt payable to related parties immediately prior to the IPO included the following notes and loans:

The Company entered into six promissory note agreements with a related-party pursuant to which the Company could borrow up to $2,500,000 at an annual interest rate of 5%. Borrowings pursuant to those agreements were $2,500,000.

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

During the year ended December 31, 2021, the Company entered into bridge loans totaling $800,000 with related party investors. Terms of the bridge loans with related parties included repayment of principal on or before June 30, 2021, and an annual interest rate of 18%. In addition to repayment of principal and interest under the bridge loans, the Company issued 472,510 shares of Common Stock. Management valued these issuances of shares at $750,000 and recorded that amount in interest expense.

NOTE 7 COMMITMENTS AND CONTINGENCIES

Concentration of Credit Risk

Generally, the Company’s cash balances, which are deposited in non-interest-bearing accounts may exceed FDIC insurance limits from time to time. The financial stability of these institutions is periodically reviewed by senior management. At March 31, 2022, and December 31, 2021, cash balances in excess of FDIC requirements were $95,949 and $4,141,816, respectively.

Litigation, Claims, and Assessments

The Company is in legal proceedings, claims and assessments. Such matters are subject to many uncertainties, and outcomes are not predictable.

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

The complaints in both actions allege that the Company and other named defendants violated Sections 11 and 15 of the Securities Act of 1933, as amended (the “Securities Act”), with respect to allegedly false and misleading statements included in the registration statement and prospectus supplements issued in connection with the Company’s IPO (the “Offering Documents”) in May 2021, and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder, by allegedly making false and materially misleading statements and failing to disclose material adverse facts in the Company’s public filings with the Securities and Exchange Commission (the “SEC”). Both complaints assert that the putative plaintiff class includes: (i) persons or entities, other than the defendants, who purchased or acquired the Common Stock or warrants to purchase the Common Stock pursuant and/or traceable to the Offering Documents; and (ii) persons or entities, other than the defendants, who purchased or acquired the Company’s securities between May 4, 2021, and November 15, 2021 (both dates inclusive). The plaintiffs seek unspecified compensatory damages, including interest, and costs and expenses, including attorney’s and expert fees. On February 3, 2022, the court consolidated the two actions under the caption Steppacher, Jr., et al. v. Alfi, Inc. et al., Case No. 21-cv-24232-KMW. Three putative stockholders (or groups of stockholders) moved to be appointed as lead plaintiff, and the court appointed Candido Rodriguez as lead plaintiff. The consolidated actions are now captioned Rodriguez, et al. v. Alfi, Inc., et al., Case No. 21-cv-24232-KMW. The Company intends to vigorously defend these actions. The Company is currently unable to estimate the costs and timing of the resolution of this matter.

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

The Company’s former Chief Executive Officer and former Chief Financial Officer have made claims that the Company indemnify and advance the legal fees and expenses incurred by them in connection with the Investigation (see Note 11) and the putative class action litigations and the SEC investigation, each referred to above. With respect to the advancement of fees and expenses incurred in connection with the Investigation prior to December 31, 2021, the amount of such fees and expenses that is subject to advancement is approximately $147,000. The former officers have also demanded advancement of fees and expenses of additional amounts of approximately $339,000 for the period January 1, 2022 through March 31, 2022.  Additional amounts may be subject to claims for advancement and indemnification, but the Company is unable to estimate the amount of additional fees and expenses that may be subject to advancement or indemnification.

NOTE 8 STOCKHOLDERS’ EQUITY

Common shares issued before the IPO were recorded at estimated fair value. In May 2021, the Company completed its IPO of its Common Stock. The Common Stock is listed on the Nasdaq Capital Market under the symbol “ALF”.

In 2018, the Company created the Series Seed Preferred Stock and 2,500,000 shares of Series Seed Preferred Stock were authorized. During 2018 and 2019, 2,500,000 shares of Series Seed Preferred Stock were issued to an investor in exchange for $2,500,000 cash consideration. Shares of Series Seed Preferred Stock converted to Common Stock at a ratio of 1.260023:1 at any time at the option of the holder. Holders of Series Seed Preferred Stock had preferential liquidation rights in the event of the Company’s dissolution. Shares of Series Seed Preferred stock bore no interest or dividend payments to its holders. The Series Seed Preferred Stock had a buyout feature if not converted into Common Stock by the holder. Series Seed Preferred Stock could be bought out by the Company if full return of principal was made to investor ($2,500,000), plus an additional 1x return of capital to the holder ($2,500,000). On December 31, 2020, 2,500,000 Series Seed Preferred Stock shares were issued and outstanding. In May 2021, 2,500,000 shares of Series Seed Preferred Stock were converted into 3,150,058 shares of Common Stock at a conversion ratio of 1:1.260023. During the year ended December 31, 2021, and the three months ended March 31, 2022, no preferred stock was issued by the Company, and no shares of preferred stock were outstanding as of March 31, 2022.

Dividends

Holders of preferred stock are not entitled to dividend payment but do have liquidation preference in the event of dissolution of the Company. Holders of Common Stock are not entitled to dividend payments but would receive such payments in the event dividend payments were made to stockholders. There was no dividend payment made on any class of stock (Common Stock or preferred stock) through March 31, 2022.

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

During the year ended December 31, 2021, the Company arranged two bridge loans with related party investors. The Company issued 472,510 shares of Common Stock in exchange for bridge loan funding necessary to procure ongoing business operations. Management valued these issuances of shares at $750,000 and recorded that amount in interest expense.

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

Warrants Issued and Exercised

Warrants to purchase 4,477,612 shares of Common Stock were issued in connection with the Company’s May 2021 IPO. As of December 31, 2021, warrant holders have exercised warrants to purchase 3,508,227 shares of Common Stock providing Alfi with $16,034,189 in additional funding. As of December 31, 2021, there were warrants to purchase 969,385 shares of Common Stock outstanding. No warrants to purchase shares of Common Stock were issued or exercised during the quarter ended March 31, 2022. As of March 31, 2022, there were warrants to purchase 969,385 shares of Common Stock outstanding.

Share Buy-Back

On June 23, 2021, Alfi announced a $2.0 million buy-back of its Common Stock.  The buyback was completed on July 9, 2021, with Alfi acquiring 137,650 shares of Common Stock, for an aggregate price of $1,999,997, which are recorded as treasury stock.

Employee Equity (Stock) Incentive Plan

The Company has a stock equity incentive plan, the 2018 Plan, in which, at its sole discretion, it may award employees Common Stock or Common Stock options, among other awards, as an incentive for performance. Total shares of Common Stock reserved under the 2018 Plan for grants is not to exceed 1,575,029 shares. During the three months ended March 31, 2022 and 2021, respectively, the Company granted -0- and 197,668 Common Stock options under the 2018 Plan.

On March 31, 2022 and 2021, total Common Stock options issued and outstanding under the 2018 Plan were 429,939 and 433,927, respectively, and weighted average strike price per employee stock option was approximately $2.37 and $1.52 per share, respectively. Management recorded stock-based compensation expense associated with the issuance of employee stock options of $68,038 and $46,684 for the three months ended March 31, 2022 and 2021, respectively.

During the three months ended March 31, 2022, two employees exercised stock options and received 23,072 restricted shares of Common Stock.

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

Potentially dilutive securities excluded from the computation of basic net loss per share as of are as follows:

	Mar 31, 2022	Mar 31, 2021
Convertible Series (“Seed”) Preferred stock	—	3,150,058
Warrants	969,385	—
Employee stock options	429,939	433,927
Total potentially dilutive securities	1,399,324	3,583,985

NOTE 9 PROPERTY AND EQUIPMENT

Property and equipment, net of accumulated depreciation, consists of the following:

	Mar 31, 2022	Dec 31, 2021

Tablets	$5,314,005	$5,314,005
Office furniture and fixtures	349,672	349,672
Property and equipment, gross	5,663,677	5,663,677

Less accumulated depreciation	(2,004,090)	(1,631,773)

Property and equipment, net	$3,659,587	$4,031,904

The Company incurred depreciation expense of $372,317 and $203,308 for the three-month periods ended March 31, 2022, and 2021, respectively.

Property and equipment includes approximately 27,000 Lenovo tablet hardware devices including over 9,000 tablets placed with rideshare and other businesses. Tablets are provided to rideshare and other businesses at no charge but remain the property of the Company and must be returned to the Company upon termination of the rideshare or other use agreement. The Company may pay a revenue share or commission to such third party for the placement of the Alfi-enabled device.

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

On July 1, 2020 forward, the Company commenced amortization of these intangible assets. The Company estimated a 5-year useful life for capitalized software development costs and a 15-year useful life for patent acquisition costs. Management selected a 5-year useful life for software development costs as an expectation of the length of time the Company expects its technology product set to produce future cash flows assuming that there are no significant software or version upgrades. All software development costs incurred beyond June 30, 2020 are being expensed.

Intangible assets, net of accumulated amortization, consists of the following:

	Mar 31, 2022	Dec 31, 2021

Capitalized software	$832,045	$832,045
Patents	144,239	144,239
Intangible assets, gross	976,284	976,284

Less accumulated amortization	(308,044)	(264,037)

Intangible assets, net	$668,240	$712,247

The Company incurred amortization expense of $44,006 and $44,006 for the three-month periods ended March 31, 2022 and 2021, respectively.

Future amortization of intangible assets as of March 31, 2022, is as follows:

2022	$132,019
2023	176,025
2024	176,025
2025	92,820
2026	9,616
Thereafter	81,735
$668,240

NOTE 11 CHANGES IN MANAGEMENT

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

The Investigation found, among other things, that the Company’s former senior management caused the Company to enter into certain transactions and certain agreements that were not approved by the Board, some of which included the unauthorized issuance of shares of Common Stock, as follows:

●	The Company’s former senior management caused the Company to purchase a condominium in Miami Beach, Florida for a purchase price of approximately $1.1 million without the Board’s knowledge or approval. After the conclusion of the Investigation, the Company sold the condominium for a price of $1.1 million on April 15, 2022. Net proceeds after commissions and other expenses of the sale were $990,000.
●	The Company’s former senior management caused the Company to enter into an agreement to sponsor a sports tournament for two years, for a $640,000 sponsorship fee, which the Company paid $320,000 in cash and $320,000 through the issuance of 31,683 shares of Common Stock, without the Board’s knowledge or approval. The Company has since obtained, in connection with the Company’s termination of the sponsorship agreement, the return of the 31,683 shares of Common Stock. In addition, of the $320,000 in cash paid by the Company, $295,000 was converted to a charitable contribution and the remaining $25,000 was retained by the tournament organizer.
●	The Company’s former senior management caused the Company to enter into agreements with three vendors: (i) an investor relations firm to provide investor relations and strategic consulting services and capital introductions; (ii) a consultant to provide financial and business advice; and (iii) a start-up call center to provide customer service, sales, and onboarding services. Pursuant to these agreements, cash payments totaling approximately $1,200,000 were made to these vendors and 300,000 shares of Common Stock were issued to them without the Board’s knowledge or approval.

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

NOTE 12 SUBSEQUENT EVENTS

Litigation, Claims, and Assessments

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context requires otherwise, references to the “Company,” “Alfi,” “we,” “us” and “our” refer to Alfi, Inc., a Delaware corporation and its wholly owned subsidiary, Alfi (N.I.), Ltd, formed in Belfast, Northern Ireland on September 18, 2018. Unless otherwise noted, the share and per share information in this Quarterly Report reflect a forward stock split of the Common Stock privately held before the IPO at a ratio of 1.260023:1 effective on March 15, 2021.

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

Alfi seeks to solve the problems facing advertisers in the DOOH marketplace, as its proprietary technology is designed to measure the audience when an advertisement is displayed.  Our data rich reporting functionality is able to inform the advertiser exactly when someone viewed each ad, as well as the general demographic and geospecific characteristics of the viewing audience. Alfi gives large and small businesses access to data-driven insights by expanding their advertising capabilities, providing analytical sophistication and delivering it all over multiple devices.  In addition to the traditional Content Management System model that delivers adverts on a scheduled loop, Alfi’s technology is able to first analyze the audience and determine the most relevant content to be displayed.

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

Currently, we intend to charge customers solely based on a CPM, or ads delivered, model. As we continue to prove Alfi in the marketplace, we expect to charge customers based on a combination of CPM and CTR, and we expect we will generate higher CPM rates than typical DOOH advertising platforms because of our unique ability to only deliver ads to the customer’s desired demographic.  In addition, we also intend to provide the aggregated data to the brands so they can make more informed advertising decisions.

Recent Developments

Warrants Exercised

Through March 31, 2022, warrant holders have exercised warrants to purchase 3,508,227 shares of Common Stock, providing Alfi with $16,034,189 in additional funding. As of March 31, 2022, there were warrants outstanding to purchase 969,385 shares of Common Stock.

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

The Investigation found, among other things, that the Company’s former senior management caused the Company to enter into certain transactions and certain agreements that were not approved by the Board, some of which included the unauthorized issuance of shares of Common Stock, as follows:

●	The Company’s former senior management caused the Company to purchase a condominium in Miami Beach, Florida for a purchase price of approximately $1.1 million without the Board’s knowledge or approval. After the conclusion of the Investigation, the Company sold the condominium for a price of $1.1 million on April 15, 2022. Net proceeds after commissions and other expenses of the sale were $990,000.
●	The Company’s former senior management caused the Company to enter into an agreement to sponsor a sports tournament for two years, for a $640,000 sponsorship fee, which the Company paid $320,000 in cash and $320,000 through the issuance of 31,683 shares of Common Stock, without the Board’s knowledge or approval. The Company has since obtained, in connection with the Company’s termination of the sponsorship agreement, the return of the 31,683 shares of Common Stock. In addition, of the $320,000 in cash paid by the Company, $295,000 was converted to a charitable contribution and the remaining $25,000 was retained by the tournament organizer.
●	The Company’s former senior management caused the Company to enter into agreements with three vendors: (i) an investor relations firm to provide investor relations and strategic consulting services and capital introductions; (ii) a consultant to provide financial and business advice; and (iii) a start-up call center to provide customer service, sales and onboarding services. Pursuant to these agreements, cash payments totaling approximately $1,151,000 were made to these vendors and 300,000 shares of Common Stock were issued to them without the Board’s knowledge or approval.

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

Three-Month Period Ended March 31, 2022, Compared to Three-Month Period Ended March 31, 2021

	Three months	Three months
	ended Mar 31,	ended Mar 31,
	2022	2021	$ Change	% Change
Revenues	$63,303	$17,450	$45,853	262.8%

Operating expenses
Compensation and benefits	1,786,629	883,211	903,418	102.3%
Other general and administrative	3,154,981	1,251,859	1,903,122	152.0%
Depreciation and amortization	416,323	247,315	169,008	68.3%
Total operating expenses	5,357,933	2,382,385	2,975,548	124.9%

Operating loss	(5,294,630)	(2,364,935)	(2,929,695)	123.9%

Other income (expense)
Other income	2,059	13,018	(10,959)	-84.2%
Interest expense	(30)	(356,914)	356,884	-100%
Total other income (expense)	2,029	(343,896)	345,925	(100.6)%

Net loss before provision for income taxes	(5,292,601)	(2,708,831)	(2,583,770)	95.4%
Provision for income taxes	—	—	—	N/M
Net loss	$(5,292,601)	$(2,708,831)	$(2,583,770)	95.4%

Revenues

For the three-month periods ended March 31, 2022, and 2021, net revenues were $63,303 and $17,450, respectively. During the three-month period ended March 31, 2022, the Company earned revenues from customers for advertising delivered through Alfi-owned devices. Revenue earned during the three-month period ended March 31, 2021 was earned from a single customer.

Operating Expenses

For the three months ended March 31, 2022, and 2021, total operating expenses were $5,357,933 and $2,382,385, respectively, an increase of $2,975,548. Compensation and benefits expense increased as independent contractors became full time employees effective March 1, 2021. Other general and administrative expenses increased due to higher costs related to the Company’s growth and launch of its technology platform and the Company’s May 2021 IPO. Legal and professional fees increased due to additional fees related to the Investigation, and data network charges and payments to drivers increased due to significant year-over-year growth in the number of tablets in service. Depreciation and amortization expense rose because the three months ended March 31, 2022 included depreciation expense for additional tablets purchased since March 31, 2021.

Operating Loss

For the three months ended March 31, 2022, the operating loss increased from $2,364,935 to $5,294,630, an increase of  $2,929,695 compared with the three months ended March 31, 2021. The increase was primarily due to higher operating expenses, as discussed above.

Other Income (Expense)

Interest expense was $30 and $356,914 for the three months ended March 31, 2022, and 2021, respectively. The Company incurred interest expense during the three months ended March 31, 2021, in connection with related party debt outstanding prior to its IPO. The Company repaid all related party debt in May 2021 with a portion of the cash proceeds from its IPO. No related party debt was outstanding during the three months ended March 31, 2022.

Net Loss

For the three months ended March 31, 2022, the net loss increased from $2,708,831 to $5,292,601, an increase of $2,583,770 compared with the three months ended March 31, 2021. The increase was primarily due to higher operating expenses, as discussed above.

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

The Company’s primary source of operating funds since inception through April 2021 was cash proceeds from the private placements of preferred equity and debt securities. During 2021, the Company completed its IPO yielding net proceeds to the Company of approximately $15.7 million from the sale of Common Stock and warrants and approximately $16.0 million from the exercise of warrants. The capital raised included funding for working capital to launch and expand operations in accordance with its business model. On April 12, 2022, the Company entered into a Credit and Security Agreement with a related party lender, pursuant to which it may borrow up to $2,500,000 for up to one year. Through May 10, 2022, the lender has funded to the Company $1,000,000 under the Credit Agreement.

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

Our Interim Chief Executive Officer and Interim Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of March 31, 2022. In designing and evaluating the Company’s disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired objectives, and the Company necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

Our management, with the participation of our Interim Chief Executive Officer and Interim Chief Financial Officer, who serve as our principal executive officer and principal financial and accounting officer, respectively, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. Based on such evaluation, our Interim Chief Executive Officer and Interim Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2022.

As noted in Note 4 to the consolidated financial statements included in this Quarterly Report, the Company concluded that Prior Period Financial Statements should no longer be relied upon and should be restated. As such, management believes material weaknesses exist in its internal controls over financial reporting as of March 31, 2022. The Company does not have a sufficient complement of personnel commensurate with the accounting and reporting requirements of a public company. The material weaknesses identified relate to inadequate controls that address segregation of certain accounting duties and reconciliation and analysis of certain key accounts. We have concluded that these material weaknesses arose because, as a pre-revenue private company recently formed, we did not have the necessary personnel to design effective components of internal control, including risk assessment control activities information/communication and monitoring to satisfy the accounting and financial reporting requirements of a public company.

In light of the conclusion that the Company’s internal disclosure controls were ineffective as of March 31, 2022, it has applied additional procedures and processes as necessary to ensure the reliability of financial reporting in regard to this Quarterly Report. Accordingly, the Company believes, based on its knowledge, that: (i) this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the period covered by this Quarterly Report; and (ii) the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects our financial condition, results of operations and cash flows as of and for the periods presented in this Quarterly Report.

Changes in Internal Control Over Financial Reporting

Except as disclosed in Note 4 to the consolidated financial statements included in this Quarterly Report, there have been no changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management will seek to remediate the material weaknesses described above through hiring additional qualified accounting and financial reporting personnel, and designing and implementing financial reporting systems, processes, policies and internal controls.

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

The Company’s former Chief Executive Officer and former Chief Financial Officer have made claims that the Company indemnify and advance the legal fees and expenses incurred by them in connection with the Investigation (see Note 4) and the putative class action litigations and the SEC investigation, each referred to above. With respect to the advancement of fees and expenses incurred in connection with the Investigation prior to December 31, 2021, the amount of such fees and expenses that is subject to advancement is approximately $147,000. The former officers have also demanded advancement of fees and expenses of additional amounts of approximately $339,000 for the period January 1, 2022 through March 31, 2022.  Additional amounts may be subject to claims for advancement and indemnification, but the Company is unable to estimate the amount of additional fees and expenses that may be subject to advancement or indemnification.

Item 1A. Risk Factors

Not applicable to smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description	Reference

3.1	Restated Certificate of Incorporation of Alfi, Inc., dated January 31, 2020	Incorporated by reference to Exhibit 3.1 to Alfi, Inc.’s Registration Statement on Form S-1, as amended (No. 333-251959).

3.2	Third Amended and Restated Certificate of Incorporation, effective May 3, 2021	Incorporated by reference to Exhibit 3.2 to Alfi, Inc’s Annual Report on Form 10-K filed on May 16, 2022 (Commission File No. 001-40294).

3.3	Bylaws of Lectrefy, Inc.	Incorporated by reference to Exhibit 3.3 to Alfi, Inc.’s Registration Statement on Form S-1, as amended (No. 333-251959).

3.4	Amended and Restated By-laws	Incorporated by reference to Exhibit 3.4 to Alfi, Inc’s Annual Report on Form 10-K filed on May 16, 2022 (Commission File No. 001-40294).

4.1	Form of Common Stock Certificate	Incorporated by reference to Exhibit 4.1 to Alfi, Inc.’s Registration Statement on Form S-1, as amended (No. 333-251959).

4.2	Form of Warrant Agent Agreement (including form of Series A Warrant) between Alfi, Inc. and VStock Transfer, LLC	Incorporated by reference to Exhibit 4.2 to Alfi, Inc.’s Registration Statement on Form S-1, as amended (No. 333-251959).

4.3	Form of Representative’s Warrant	Incorporated by reference to Exhibit 1.2 to Alfi, Inc.’s Registration Statement on Form S-1, as amended (No. 333-251959).

4.4	Warrant, dated April 12, 2022, issued by Alfi, Inc. to Lee Aerospace, Inc.	Incorporated by reference to Exhibit 99.3 to Alfi, Inc.’s Current Report on Form 8-K filed on April 18, 2022 (Commission File No. 001-40294).

10.1*	Alfi, Inc. 2018 Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 to Alfi, Inc.’s Registration Statement on Form S-1, as amended (No. 333-251959).

10.2	Agreement and Plan of Merger, dated July 11, 2018, between Lectrefy Inc., a Florida corporation, and Lectrefy Inc., a Delaware corporation	Incorporated by reference to Exhibit 10.2 to Alfi, Inc.’s Registration Statement on Form S-1, as amended (No. 333-251959).

10.3	Series Seed Stock Investment Agreement, dated August 1, 2018, among Lectrefy Inc., the Purchasers and the Key Holders	Incorporated by reference to Exhibit 10.3 to Alfi, Inc.’s Registration Statement on Form S-1, as amended (No. 333-251959).

10.4	Amendment No. 1 to Series Seed Stock Investment Agreement, dated October 31, 2019, between Lectrefy, Inc. and Lee Aerospace, Inc.	Incorporated by reference to Exhibit 10.4 to Alfi, Inc.’s Registration Statement on Form S-1, as amended (No. 333-251959).

10.5*	Executive Employment Agreement, dated February 10, 2021, between Alfi, Inc. and Paul Pereira	Incorporated by reference to Exhibit 10.5 to Alfi, Inc.’s Registration Statement on Form S-1, as amended (No. 333-251959).

10.6*	Executive Employment Agreement, dated February 10, 2021, between Alfi, Inc. and John Cook, III	Incorporated by reference to Exhibit 10.6 to Alfi, Inc.’s Registration Statement on Form S-1, as amended (No. 333-251959).

10.7*	Executive Employment Agreement, dated February 10, 2021, between Alfi, Inc. and Charles Pereira	Incorporated by reference to Exhibit 10.7 to Alfi, Inc.’s Registration Statement on Form S-1, as amended (No. 333-251959).

10.8*	Executive Employment Agreement, dated February 10, 2021, between Alfi, Inc. and Dennis McIntosh	Incorporated by reference to Exhibit 10.8 to Alfi, Inc.’s Registration Statement on Form S-1, as amended (No. 333-251959).

10.9	Promissory Note, dated January 15, 2019, between Lectrefy Inc. and Lee Aerospace, Inc.	Incorporated by reference to Exhibit 10.9 to Alfi, Inc.’s Registration Statement on Form S-1, as amended (No. 333-251959).

10.10	Security Agreement, dated January 15, 2020, between Lectrefy Inc. and Lee Aerospace, Inc.	Incorporated by reference to Exhibit 10.10 to Alfi, Inc.’s Registration Statement on Form S-1, as amended (No. 333-251959).

10.11	Bridge Loan Agreement, dated December 30, 2020, among Alfi, Inc., Lee Aerospace, Inc., Paul Antonio Pereira and Dennis McIntosh	Incorporated by reference to Exhibit 10.11 to Alfi, Inc.’s Registration Statement on Form S-1, as amended (No. 333-251959).

10.12	Letter Agreement Related to Purchase of Lenovo Tablets, dated March 19, 2020, between Alfi, Inc. and Lee Aerospace, Inc.	Incorporated by reference to Exhibit 10.12 to Alfi, Inc.’s Registration Statement on Form S-1, as amended (No. 333-251959).

10.13	Bridge Loan Agreement, dated March 22, 2021, among Alfi, Inc., Lee Aerospace, Inc., Paul Antonio Pereira and Rachael Pereira	Incorporated by reference to Exhibit 10.13 to Alfi, Inc.’s Registration Statement on Form S-1, as amended (No. 333-251959).

10.14	Bridge Loan Agreement, dated April 1, 2021, among Alfi, Inc., Lee Aerospace, Inc., Paul Antonio Pereira, Peter Bordes, Dennis McIntosh, Rachael Pereira, Charles Pereira and FLBT, LLC	Incorporated by reference to Exhibit 10.14 to Alfi, Inc.’s Registration Statement on Form S-1, as amended (No. 333-251959).

10.15	Letter of Understanding, dated November 8, 2021, between Alfi, Inc. and CFO Financial Partners, LLC	Incorporated by reference to Exhibit 99.1 to Alfi, Inc.’s Current Report on Form 8-K filed on November 15, 2021 (Commission File No. 001-40294).

10.16*	Resignation Agreement, dated February 2, 2022, between Alfi, Inc. and Paul Pereira	Incorporated by reference to Exhibit 10.16 to Alfi, Inc’s Annual Report on Form 10-K filed on May 16, 2022 (Commission File No. 001-40294).

10.17*	Limited Release of Claims, dated as of February 2, 2022, between Alfi, Inc. and Paul Pereira	Incorporated by reference to Exhibit 10.17 to Alfi, Inc’s Annual Report on Form 10-K filed on May 16, 2022 (Commission File No. 001-40294).

10.18*	Resignation Agreement, dated February 2, 2022, between Alfi, Inc. and Dennis McIntosh	Incorporated by reference to Exhibit 10.18 to Alfi, Inc’s Annual Report on Form 10-K filed on May 16, 2022 (Commission File No. 001-40294).

10.19*	Limited Release of Claims, dated as of February 2, 2022, between Alfi, Inc. and Dennis McIntosh	Incorporated by reference to Exhibit 10.19 to Alfi, Inc’s Annual Report on Form 10-K filed on May 16, 2022 (Commission File No. 001-40294).

10.20	Credit and Security Agreement, dated April 12, 2022, between Alfi, Inc. and Lee Aerospace, Inc.	Incorporated by reference to Exhibit 99.1 to Alfi, Inc.’s Current Report on Form 8-K filed on April 18, 2022 (Commission File No. 001-40294).

10.21	Non-Revolving Line of Credit Note, dated April 12, 2022, made by Alfi, Inc. in favor of Lee Aerospace, Inc.	Incorporated by reference to Exhibit 99.2 to Alfi, Inc.’s Current Report on Form 8-K filed on April 18, 2022 (Commission File No. 001-40294).

10.22	Patent Security Agreement, dated April 12, 2022, made by Alfi, Inc. in favor of Lee Aerospace, Inc.	Incorporated by reference to Exhibit 99.4 to Alfi, Inc.’s Current Report on Form 8-K filed on April 18, 2022 (Commission File No. 001-40294).

10.23	Trademark Security Agreement, dated April 12, 2022, made by Alfi, Inc. in favor of Lee Aerospace, Inc.	Incorporated by reference to Exhibit 99.5 to Alfi, Inc.’s Current Report on Form 8-K filed on April 18, 2022 (Commission File No. 001-40294).

10.24*	Consulting Agreement, dated as of March 15, 2021, between Alfi, Inc. and Ronald Spears	Incorporated by reference to Exhibit 10.1 to Alfi, Inc.’s Current Report on Form 8-K filed on May 10, 2021 (Commission File No. 001-40294).

10.25*	Form of Incentive Stock Option Award Agreement (under the Alfi, Inc. 2018 Stock Incentive Plan)	Incorporated by reference to Exhibit 10.25 to Alfi, Inc’s Annual Report on Form 10-K filed on May 16, 2022 (Commission File No. 001-40294).

10.26*	Stock Option Award Agreement, dated March 15, 2021, between Alfi, Inc. and Ronald Spears.	Incorporated by reference to Exhibit 10.26 to Alfi, Inc’s Annual Report on Form 10-K filed on May 16, 2022 (Commission File No. 001-40294).

10.27	Promissory Note, dated August 8, 2019, between Lectrefy, Inc. and Lee Aerospace, Inc.	Incorporated by reference to Exhibit 10.27 to Alfi, Inc’s Annual Report on Form 10-K filed on May 16, 2022 (Commission File No. 001-40294).

10.28	First Amended and Promissory Note, dated September 20, 2019, between Lectrefy, Inc. and Lee Aerospace, Inc.	Incorporated by reference to Exhibit 10.28 to Alfi, Inc’s Annual Report on Form 10-K filed on May 16, 2022 (Commission File No. 001-40294).

10.29	Promissory Note, dated October 25, 2019, between Lectrefy, Inc. and Lee Aerospace, Inc.	Incorporated by reference to Exhibit 10.29 to Alfi, Inc’s Annual Report on Form 10-K filed on May 16, 2022 (Commission File No. 001-40294).

10.30	Promissory Note, dated November 12, 2019, between Lectrefy, Inc. and Lee Aerospace, Inc.	Incorporated by reference to Exhibit 10.30 to Alfi, Inc’s Annual Report on Form 10-K filed on May 16, 2022 (Commission File No. 001-40294).

10.31	Promissory Note, dated November 26, 2019, between Lectrefy, Inc. and Lee Aerospace, Inc.	Incorporated by reference to Exhibit 10.31 to Alfi, Inc’s Annual Report on Form 10-K filed on May 16, 2022 (Commission File No. 001-40294).

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith.

101.INS	Inline XBRL Instance Document	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

*Identifies a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALFI, INC.

Date: May 19, 2022	/s/ Peter Bordes
	Name:	Peter Bordes
	Title:	Interim Chief Executive Officer
(Principal Executive Officer)

Date: May 19, 2022	/s/ Louis Almerini
	Name:	Louis Almerini
	Title:	Interim Chief Financial Officer
(Principal Financial and Accounting Officer)