Form 10-Q
period 2022-06-30
Alfi, Inc.
filed 2022-08-15
CIK 1833908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of July 29, 2022, there were 16,094,882 shares of the Company’s common stock, par value $0.0001, outstanding.

ALFI, INC.

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements:	2
	Consolidated Balance Sheets as of June 30, 2022 (Unaudited) and December 31, 2021	2
	Consolidated Statements of Operations for the Three Months Ended June 30, 2022 (Unaudited) and June 30, 2021 (Unaudited)	3
	Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the Three Months Ended June 30, 2022 (Unaudited) and June 30, 2021 (Unaudited)	4
	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2022 (Unaudited) and June 30, 2021 (Unaudited)	5
	Notes to Consolidated Financial Statements (Unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23
Item 4.	Controls and Procedures	23

PART II - OTHER INFORMATION:		25

Item 1.	Legal Proceedings	25
Item 1A.	Risk Factors	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3.	Defaults Upon Senior Securities	27
Item 4.	Mine Safety Disclosures	27
Item 5.	Other Information	27
Item 6.	Exhibits	28

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Alfi, Inc.

f/k/a Lectrefy, Inc.

Consolidated Balance Sheets

	Unaudited
	Jun 30, 2022	Dec 31, 2021
Assets
Current assets:
Cash and cash equivalents	$137,412	$4,391,816
Accounts receivable	119,168	5,578
Prepaid expenses and other	1,221,067	926,170
Total current assets	1,477,647	5,323,564
Property and equipment, net	2,437,934	4,031,904
Intangible assets, net	624,234	712,247
Operating lease right-of-use asset, net	70,525	95,765
Assets held for sale and other assets	44,354	1,209,525
Total assets	$4,654,694	$11,373,005

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$3,368,155	$2,264,582
Debt payable, related parties	1,745,617	—
Lease liability	72,332	98,175
Interest payable, related parties	16,300	—
Total current liabilities	5,202,404	2,362,757
Total liabilities	5,202,404	2,362,757
Stockholders' Equity (Deficit)
Common stock, $0.0001 par value, 80,000,000 shares authorized, 16,094,882 and 16,069,347 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	1,623	1,620
Additional paid-in capital	39,251,992	37,967,926
Accumulated (deficit)	(37,801,328)	(26,959,301)
Common stock held in treasury at cost, $0.0001 par value, 137,650 and 137,650 shares at June 30, 2022 and December 31, 2021, respectively	(1,999,997)	(1,999,997)
Total stockholders' equity (deficit)	(547,710)	9,010,248
Total liabilities and stockholders' equity (deficit)	$4,654,694	$11,373,005

See accompanying notes to the consolidated financial statements

Alfi, Inc.

f/k/a Lectrefy, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three months	Three months	Six months	Six months
	ended Jun 30,	ended Jun 30,	ended Jun 30,	ended Jun 30,
	2022	2021	2022	2021
Revenues	$129,302	$936	$192,605	$18,386

Operating expenses
Compensation and benefits	1,473,201	1,197,742	3,259,830	2,080,953
Other general and administrative	2,688,297	2,311,290	5,843,029	3,563,149
Loss on disposal of property and equipment	849,337	—	849,337	—
Depreciation and amortization	416,073	248,173	832,645	495,488
Total operating expenses	5,426,908	3,757,205	10,784,841	6,139,590

Operating loss	(5,297,606)	(3,756,269)	(10,592,236)	(6,121,204)

Other income (expense)
Other income	41,914	16,334	43,973	29,351
Interest expense	(293,734)	(561,786)	(293,764)	(918,700)
Total other expense	(251,820)	(545,453)	(249,791)	(889,349)

Net loss before provision for income taxes	(5,549,426)	(4,301,722)	(10,842,027)	(7,010,553)
Provision for income taxes	—	—	—	—
Net loss after provision for income taxes	$(5,549,426)	$(4,301,722)	$(10,842,027)	$(7,010,553)

Loss per share, basic and diluted	$(0.34)	$(0.42)	$(0.67)	$(0.95)

Weighted average shares outstanding, basic and diluted	16,094,882	10,244,608	16,086,370	7,351,845

See accompanying notes to the consolidated financial statements

Alfi, Inc.

f/k/a Lectrefy, Inc.

Consolidated Statement of Changes to Stockholders’ Equity (Deficit)

(Unaudited)

								Total
	Series Seed Convertible				Additional		Common	Stockholders'
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stock Held	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	in Treasury	(Deficit)

Balance - January 1, 2021	2,500,000	$2,500,000	4,441,582	$444	$2,076,151	$(8,014,859)	$—	$(3,438,264)
Shares issued with debt	—	—	157,503	16	249,984	—	—	250,000
Share based compensation	—	—	—	—	46,684	—	—	46,684
Net loss	—	—	—	—	—	(2,708,831)	—	(2,708,831)
Balance - March 31, 2021	2,500,000	2,500,000	4,599,085	460	2,372,819	(10,723,690)	—	(5,850,411)
Shares issued with debt	—	—	315,007	32	499,968	—	—	500,000
Conversion of convertible	—	—	—	—	-	—	—	—
preferred stock to common	(2,500,000)	(2,500,000)	3,150,058	315	2,499,685	—	—	—
Shares issued for cash	—	—	4,291,045	429	10,993,471	10,993,900	—	—
Warrants issued for cash	—	—	—	—	4,738,750	—	—	4,738,750
Exercise of warrants	—	—	3,385,746	338	15,472,521	—	—	15,472,859
Shares issued for services	—	—	300,000	30	476,150	—	—	476,180
Share based compensation	—	—	—	—	85,256	—	—	85,256
Exercise of options	—	—	11,892	2	15,085	—	—	15,087
Net loss	—	—	—	—	—	(4,301,722)	—	(4,301,722)
Balance - June 30, 2021	—	$—	16,052,833	$1,606	$37,153,705	$(15,025,412)	$—	$22,129,899

								Total
	Series Seed Convertible				Additional		Common	Stockholders'
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stock Held	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	in Treasury	(Deficit)
Balance - January 1, 2022	—	$—	16,069,347	$1,620	$37,967,926	$(26,959,301)	$(1,999,997)	$9,010,248
Share based compensation	—	—	—	—	68,038	—	—	68,038
Exercise of options	—	—	25,535	3	23,072	—	—	23,075
Net loss	—	—	—	—	—	(5,292,601)	—	(5,292,601)
Balance - March 31, 2022	—	—	16,094,882	1,623	38,059,036	(32,251,902)	(1,999,997)	3,808,760
Warrants issued with debt	—	—	—	—	1,281,817	—	—	1,281,817
Share based compensation	—	—	—	—	(88,861)	—	—	(88,861)
Net loss	—	—	—	—	—	(5,549,426)	—	(5,549,426)
Balance - June 30, 2022	—	$—	16,094,882	$1,623	$39,251,992	$(37,801,328)	$(1,999,997)	$(547,710)

See accompanying notes to the consolidated financial statements

Alfi, Inc.

f/k/a Lectrefy, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Six months	Six months
	ended Jun 30,	ended Jun 30,
	2022	2021
Operating activities
Net loss	$(10,842,027)	$(7,010,553)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	832,645	495,488
Loss on disposal of property and equipment	849,337	—
Amortization of debt discount	277,434	—
Shares issued with debt	—	750,000
Share based compensation	(20,823)	131,942
Share based payments for services	—	476,180
Amortization of operating lease right-of-use asset	25,240	27,109
Changes in assets and liabilities:
Accounts receivable	(113,590)	—
Prepaid expenses and other assets	(294,896)	(2,414,568)
Other assets	174,190	(47,410)
Accounts payable	1,103,573	(18,645)
Lease liability	(25,843)	(27,711)
Interest payable, related parties	16,300	(116,600)
Net cash used in operations	(8,018,460)	(7,754,769)
Investing activities
Capital expenditures	—	(51,697)
Sale of condominium, net	990,981	—
Net cash provided by (used in) investing activities	990,981	(51,697)
Financing activities
Proceeds from related party debt payable	2,750,000	2,548,344
Proceeds from issuance of common stock, net	—	15,732,649
Proceeds from exercise of warrants	—	15,472,859
Proceeds from exercise of options	23,075	15,085
Repayments of related party debt payable	—	(6,277,154)
Net cash provided by financing activities	2,773,075	27,491,783
Net change in cash and cash equivalents	(4,254,404)	19,685,318
Cash and cash equivalents at the beginning of the period	4,391,816	8,335
Cash and cash equivalents at the end of the period	$137,412	$19,693,653

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$285,478
Cash paid for income tax	$—	$—

Supplemental disclosure of non-cash investing and financing activities
Conversion of convertible preferred stock to common stock	$—	$2,500,000

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

The Company’s initial focus was to place Alfi-enabled devices in malls, airports, rideshares and taxis. The Company recently shifted its focus to prioritize placement of its devices in rideshares with a view toward growing that business to operate it profitably.

The Company’s primary activities since inception have been research and development, managing collaborations, and raising capital.

NOTE 2 BASIS OF PRESENTATION

The accompanying interim consolidated financial statements have been prepared based upon U.S. Securities and Exchange Commission (the “SEC”) rules that permit reduced disclosure for interim periods. Therefore, they do not include all information and footnote disclosures necessary for a complete presentation of the Company’s financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. The Company filed audited consolidated financial statements as of and for the fiscal years ended December 31, 2021, 2020 and 2019, which included all information and notes necessary for such complete presentation in conjunction with its Annual Report on Form 10-K for the year ended December 31, 2021 (the “Annual Report”).

The results of operations for the interim periods ended June 30, 2022 are not necessarily indicative of the results to be expected for any future period or the entire fiscal year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2021, which are contained in the Annual Report. For further discussion, see Note 2 – “Significant Accounting Policies” to the consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in the Annual Report.

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

The Company’s primary source of operating funds since inception through April 2021 was cash proceeds from the private placements of preferred equity and debt securities. During 2021, the Company completed its initial public offering (“IPO”) yielding net proceeds to the Company of approximately $15.7 million from the sale of the Company’s common stock, par value $0.0001 (the “Common Stock”), and warrants and approximately $16.0 million from the exercise of warrants. The capital raised included funding for working capital to launch and expand operations in accordance with its business model.

On April 12, 2022, the Company entered into a Credit and Security Agreement (as may be amended from time to time, the “Credit Agreement”) with a related party lender pursuant to which the Company could borrow under a revolving line of credit up to $2,500,000 for up to one year. On June 27, 2022, the Company and the related party lender entered into Amendment No. 1 to the Credit and Security Agreement (“Amendment No. 1”) and an Amended and Restated Non-Revolving Line of Credit Note (the “Amended Note”), pursuant to which the non-revolving line of credit available to the Company from the related party lender was increased to $2,750,000. The Company’s ability to draw on the non-revolving line of credit, to the extent available under the Credit Agreement, is in the related party lender’s sole discretion and subject to the Company requesting such additional funds from the related party lender in accordance with the Credit Agreement, the accuracy of the Company’s representations in the Credit Agreement and related documents, and that no default under the Credit Agreement has occurred and is continuing under the Credit Agreement.

Through June 30, 2022, the related party lender funded to the Company $2,750,000 under the Credit Agreement. The Amended Note matures on the earlier of: (i) the date upon which the Company consummates a debt or equity financing in an amount equal to or greater than $4,000,000 or (ii) April 12, 2023.

The Company has borrowed the maximum amount available under the Credit Agreement. Since its inception, the Company has generated only nominal revenue from customers and business activity and currently has very limited cash on hand. The Company is endeavoring to raise additional capital through debt or equity financing, but there is no assurance that additional capital will be available on terms acceptable to the Company or will be sufficient to enable the Company to complete its development activities or sustain operations. If the Company is unable to raise sufficient additional capital to sustain operations, then it will have to further extend payables, reduce overhead, or scale back its current business plan until such additional capital is raised, any of which could have a material adverse effect on the Company. There is no assurance that such a plan will be successful. If the Company is unable to raise sufficient additional capital to sustain operations, then the Company will be required to pursue other alternatives which may include selling assets, selling or merging its business, ceasing operations or filing a petition for bankruptcy (either liquidation or reorganization) under applicable bankruptcy laws.

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

On May 16, 2022, the Company filed interim consolidated financial statements restated to correct the accounting errors and conform to current period presentation in an Amendment No. 1 to the  Quarterly Report on Form 10-Q/A for the quarter and six months ended June 30, 2021. The interim consolidated financial statements for the periods ended June 30, 2021, included in this Quarterly Report reflect all such restatements.

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

NOTE 6 DEBT – RELATED PARTIES

On April 12, 2022, the Company entered into the Credit Agreement with Lee Aerospace, Inc. (“Lee Aerospace”), as lender, pursuant to which the Company could borrow under a non-revolving line of credit up to $2,500,000 for up to one year. The lender is wholly owned by an entity which is majority owned and controlled by James Lee, the Company’s Chairman of the Board. Mr. Lee is also President of the lender. In addition, Mr. Lee and the lender, together, beneficially own over 30% of the Common Stock. Mr. Lee also was appointed as the Company’s Interim Chief Executive Officer effective July 22, 2022.

On June 27, 2022, the Company and the related party lender entered into Amendment No. 1 and the Amended Note, pursuant to which the non-revolving line of credit available to the Company from the related party lender was increased to $2,750,000. The Amendment No. 1 and the Amended Note do not otherwise amend the terms of the Credit Agreement and related documents. Through June 30, 2022, the related party lender funded to the Company $2,750,000 under the Credit Agreement.

The Company’s ability to draw on the non-revolving line of credit, to the extent available under the Credit Agreement, is in the related party lender’s sole discretion and subject to the Company requesting such additional funds from the related party lender in accordance with the Credit Agreement, the accuracy of the Company’s representations in the Credit Agreement and related documents, and that no default under the Credit Agreement has occurred and is continuing under the Credit Agreement. The Amended Note matures on the earlier of (i) the date upon which the Company consummates a debt or equity financing in an amount equal to or greater than $4,000,000 or (ii) April 12, 2023. Borrowings under the Credit Agreement are collateralized by a security interest in the Company’s assets. Interest on the unpaid principal amount accrues an annual rate of 6% through October 12, 2022 and an annual rate of 9% thereafter, except that in event of default additional penalty interest at an annual rate of 3% will accrue on borrowings through October 12, 2022. In connection with the Credit Agreement, the Company issued a warrant to the related party lender on April 12, 2022, pursuant to which the related party lender may purchase up to 1,250,000 shares of the Common Stock at a price of $1.51 per share. The warrant is exercisable on or after July 12, 2022 and expires on April 12, 2025. Management valued the warrant at $1,281,817 and recorded that amount as a debt discount. The debt discount is being amortized and recorded as interest expense over the term of the Amended Note.

Debt payable, related parties at June 30, 2022 of $1,745,617 is comprised of $2,750,000 payable pursuant to the Credit Agreement, net of unamortized debt discount of $1,004,383. During the three and six months ended June 30, 2022, the Company accrued interest expense on debt payable to related parties of $293,734 and $293,734, respectively.

During the three and six months ended June 30, 2021, the Company accrued interest expense on debt payable to related parties of $561,786 and $918,700, respectively. All borrowings from related parties outstanding immediately prior to the IPO in May 2021 were paid in full upon completion of the IPO. Debt payable to related parties immediately prior to the IPO included the following notes and loans:

●	The Company entered into six promissory note agreements with a Lee Aerospace pursuant to which the Company could borrow up to $2,500,000 at an annual interest rate of 5%. Borrowings pursuant to those agreements were $2,500,000.
●	Lee Aerospace provided financing of approximately $950,000 for the Company’s purchase of 7,600 tablets. Payment was due to the Lee Aerospace upon the closing of the IPO. There was no stated interest rate or additional repayment terms.
●	The Company entered into a $2,000,000 bridge loan agreement with Lee Aerospace. The terms of the bridge loan included repayment of principal on or before June 30, 2021, and an annual interest rate of 18%.
●	During the year ended December 31, 2021, the Company entered into bridge loans totaling $800,000 with related party investors. Terms of the bridge loans with related parties included repayment of principal on or before June 30, 2021, and an annual interest rate of 18%. In addition to repayment of principal and interest under the bridge loans, the Company issued 472,510 shares of Common Stock. Management valued these issuances of shares at $750,000 and recorded that amount in interest expense.

NOTE 7 COMMITMENTS AND CONTINGENCIES

Concentration of Credit Risk

Generally, the Company’s cash balances, which are deposited in non-interest-bearing accounts may exceed FDIC insurance limits from time to time. The financial stability of these institutions is periodically reviewed by senior management. At June 30, 2022, and December 31, 2021, cash balances in excess of FDIC requirements were $-0- and $4,141,816, respectively.

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

The complaints in both actions allege that the Company and other named defendants violated Sections 11 and 15 of the Securities Act of 1933, as amended (the “Securities Act”), with respect to allegedly false and misleading statements included in the registration statement and prospectus supplements issued in connection with the  IPO (the “Offering Documents”) in May 2021, and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder, by allegedly making false and materially misleading statements and failing to disclose material adverse facts in the Company’s public filings with the SEC. Both complaints assert that the putative plaintiff class includes: (i) persons or entities, other than the defendants, the officers and directors of the Company, members of their immediate families, their legal representatives, and any entity in which they had a controlling interest, among others, who purchased or acquired the Common Stock or warrants to purchase the Common Stock pursuant and/or traceable to the Offering Documents; and (ii) persons or entities, other than the defendants, who purchased or acquired the Company’s securities between May 4, 2021, and November 15, 2021 (both dates inclusive). The plaintiffs seek unspecified compensatory damages, including interest, and costs and expenses, including attorney’s and expert fees. On February 3, 2022, the court consolidated the two actions under the caption Steppacher, Jr., et al. v. Alfi, Inc. et al., Case No. 21-cv-24232-KMW. Three putative stockholders (or groups of stockholders) moved to be appointed as lead plaintiff, and the court appointed Candido Rodriguez as lead plaintiff. The consolidated actions are now captioned Rodriguez, et al. v. Alfi, Inc., et al., Case No. 21-cv-24232-KMW. The Company intends to vigorously defend these actions. The Company is currently unable to estimate the costs and timing of the resolution of this matter.

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

The Company’s former Chief Executive Officer and former Chief Financial Officer have made claims that the Company indemnify and advance the legal fees and expenses incurred by them in connection with the Investigation (see Note 11) and the putative class action litigations, the derivative action, and the SEC investigation, each referred to above. With respect to the advancement of fees and expenses incurred in connection with the Investigation prior to December 31, 2021, the amount of such fees and expenses that is subject to advancement is approximately $147,000. The former officers have also demanded advancement of fees and expenses of additional amounts of approximately $636,000 for the period January 1, 2022 through June 30, 2022.  Additional amounts may be subject to claims for advancement and indemnification, but the Company is unable to estimate the amount of additional fees and expenses that may be subject to advancement or indemnification.

NOTE 8 STOCKHOLDERS’ EQUITY

Common shares issued before the IPO were recorded at estimated fair value. In May 2021, the Company completed its IPO of its Common Stock. The Common Stock is listed on the Nasdaq Capital Market under the symbol “ALF”.

In 2018, the Company created the Series Seed Preferred Stock, $0.0001 par value per share (the “Series Seed Preferred Stock”), and 2,500,000 shares of Series Seed Preferred Stock were authorized. During 2018 and 2019, 2,500,000 shares of Series Seed Preferred Stock were issued to Lee Aerospace in exchange for $2,500,000 cash consideration. Shares of Series Seed Preferred Stock converted to Common Stock at a ratio of 1.260023:1 at any time at the option of the holder. Holders of Series Seed Preferred Stock had preferential liquidation rights in the event of the Company’s dissolution. Shares of Series Seed Preferred stock bore no interest or dividend payments to its holders. The Series Seed Preferred Stock had a buyout feature if not converted into Common Stock by the holder. Series Seed Preferred Stock could be bought out by the Company if full return of principal was made to investor ($2,500,000), plus an additional 1x return of capital to the holder ($2,500,000). On December 31, 2020, 2,500,000 Series Seed Preferred Stock shares were issued and outstanding. In May 2021, 2,500,000 shares of Series Seed Preferred Stock were converted into 3,150,058 shares of Common Stock at a conversion ratio of 1:1.260023. During the year ended December 31, 2021, and the six months ended June 30, 2022, no preferred stock was issued by the Company, and no shares of preferred stock were outstanding as of June 30, 2022.

Dividends

Holders of preferred stock are not entitled to dividend payment but do have liquidation preference in the event of dissolution of the Company. Holders of Common Stock are not entitled to dividend payments but would receive such payments in the event dividend payments were made to stockholders. There was no dividend payment made on any class of stock (Common Stock or preferred stock) through June 30, 2022.

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

During the six months ended June 30, 2021, the Company also issued 300,000 shares of Common Stock in connection with certain vendor contracts. Management valued this issuance of shares at $476,180 and recorded that amount in other general and administrative expense. (See Note 11 Changes in Management.)

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

On May 3, 2021, pursuant to the underwriting agreement for the IPO, the Company issued to the underwriters warrants to purchase up to an aggregate of 186,567 shares of Common Stock (“Underwriter’s Warrants”). The Underwriter’s Warrants may be exercised beginning on May 3, 2022 until May 3, 2026. The initial exercise price of each Underwriter’s Warrant is $5.19 per share.

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

During the six months ended June 30, 2022, the Company issued a warrant to purchase up to 1,250,000 shares of the Common Stock at a price of $1.51 per share in connection with the Credit Agreement (see Note 6 Debt - Related Parties). No warrants were exercised by warrant holders during the six months ended June 30, 2022. As of June 30, 2022, there were warrants to purchase 2,219,385 shares of Common Stock outstanding.

Share Buy-Back

On June 23, 2021, the Company announced a $2.0 million buy-back of its Common Stock.  The buyback was completed on July 9, 2021, with the Company acquiring 137,650 shares of Common Stock, for an aggregate price of $1,999,997, which are recorded as treasury stock. The Company did not purchase any of its shares of Common Stock during the six months ended June 30, 2022.

Employee Equity (Stock) Incentive Plan

The Company has a stock equity incentive plan, the Alfi, Inc. 2018 Stock Incentive Plan (the “2018 Plan”), in which, at its sole discretion, it may award employees Common Stock or Common Stock options, among other awards, as an incentive for performance. Total shares of Common Stock reserved under the 2018 Plan for grants is not to exceed 1,575,029 shares. During the three months ended June 30, 2022 and 2021, respectively, the Company granted -0- and 251,500 Common Stock options under the 2018 Plan. During the six-month periods ended June 30, 2022 and June 30, 2021, respectively, the Company granted -0- and 449,168 Common Stock options under the 2018 Plan.

On June 30, 2022 and 2021, total Common Stock options issued and outstanding under the 2018 Plan were 338,534 and 673,535, respectively, and weighted average strike price per employee stock option was approximately $2.33 and $2.20 per share, respectively. Management recorded credits of $88,861 and $20,823 in stock option expense for the three and six months ended June 30, 2022, respectively, due to the cancellation of 91,405 options due to forfeitures. Management recorded stock-based compensation expense associated with the issuance of employee stock options of $85,256 and $131,942 for the three and six months ended June 30, 2021, respectively.

No employees exercised stock options during the three months ended June 30, 2022. During the six months ended June 30, 2022, two employees exercised stock options and received 25,535 shares of Common Stock.

Stock option and warrant valuation models require the input of highly subjective assumptions. The fair value of stock-based payment awards was estimated using the Black-Scholes option model with a volatility figure derived from the Company’s historical stock prices and an index of historical stock prices for comparable entities. For warrants and stock options issued to non- employees, the Company accounts for the expected life based on the contractual life of the warrants and stock options. For employees, the Company accounts for the expected life of options in accordance with the “simplified” method, which is used for “plain-vanilla” options, as defined in the accounting standards codification. The risk-free interest rate was determined from the implied yields of U.S. Treasury zero-coupon bonds with a remaining life consistent with the expected term of the options.

Potentially dilutive securities excluded from the computation of basic net loss per share as of are as follows:

	Jun 30, 2022	Jun 30, 2021
Warrants	2,219,385	1,091,866
Employee stock options	338,534	673,535
Total potentially dilutive securities	2,557,919	1,765,401

NOTE 9 PROPERTY AND EQUIPMENT

Property and equipment, net of accumulated depreciation, consists of the following:

	Jun 30, 2022	Dec 31, 2021

Tablets	$4,064,001	$5,314,005
Office furniture and fixtures	333,671	349,672
Property and equipment, gross	4,397,672	5,663,677

Less accumulated depreciation	(1,959,738)	(1,631,773)

Property and equipment, net	$2,437,934	$4,031,904

The Company incurred depreciation expense of $372,067 and $204,167 for the three months ended June 30, 2022, and June 30, 2021, respectively, and $744,633 and $407,476 for the six months ended June 30, 2022, and June 20, 2021, respectively.

During the three months ended June 30, 2022, the Company reviewed the carrying value of tablets for impairment and concluded that 5,600 tablets distributed to rideshare drivers were no longer in service and may not be returned to the Company. The Company recorded a charge of $833,337 for the loss on disposal associated with these tablets. At June 30, 2022, property and equipment includes approximately 16,000 tablets including 13,300 Lenovo tablet hardware devices available for distribution and approximately 2,700 tablets placed with rideshare and other businesses. Tablets are provided to rideshare and other businesses at no charge but remain the property of the Company and must be returned to the Company upon termination of the rideshare or other use agreement. The Company may pay a revenue share or commission to such third party for the placement of the Alfi-enabled device.

During the three months ended June 30, 2022, the Company recorded a charge of $16,000 for the loss on disposal of furniture and fixtures located in its Belfast, N.I. office. The Company is in negotiations with its landlord to terminate the Belfast, N.I. office lease.

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

Intangible assets, net of accumulated amortization, consists of the following:

	Jun 30, 2022	Dec 31, 2021

Capitalized software	$832,045	$832,045
Patents	144,239	144,239
Intangible assets, gross	976,284	976,284

Less accumulated amortization	(352,050)	(264,037)

Intangible assets, net	$624,234	$712,247

The Company incurred amortization expense of $44,006 and $44,006 for the three-month periods ended June 30, 2022, and June 30, 2021, respectively and $88,012 and $88,012 for the six-month periods ended June 30, 2022, and June 30, 2021, respectively.

Future amortization of intangible assets as of June 30, 2022, is as follows:

2022	$88,012
2023	176,025
2024	176,025
2025	92,820
2026	9,616
Thereafter	81,736
$624,234

NOTE 11 CHANGES IN MANAGEMENT

Replacement of Executive Officers and Board Members

As previously disclosed in the Company’s filings with the SEC, on October 22, 2021 the Board placed each of Paul Pereira, the Company’s then President and Chief Executive Officer, Dennis McIntosh, the Company’s then Chief Financial Officer and Treasurer, and Charles Pereira, the Company’s then Chief Technology Officer, on paid administrative leave and authorized an  Investigation into certain corporate transactions and other matters.

Also as previously disclosed, since placing the former executives on leave, the Board has appointed: (i) James Lee as Chairman of the Board (effective October 22, 2021), replacing Mr. P. Pereira in such role; (ii) new management personnel, including Peter Bordes as Interim Chief Executive Officer (serving in such role from October 22, 2021 until July 22, 2022), Mr. Lee as Interim Chief Executive Officer (effective July 22, 2022), Louis Almerini as Interim Chief Financial Officer (effective November 8, 2021) and David Gardner as Chief Technology Officer (serving in such role from October 27, 2021 until July 1, 2022); (iii) Allen Capsuto as an independent director of the Company and Chair of the Audit Committee (serving in such roles from November 1, 2021 until July 14, 2022); (iv) Patrick Dolan as an independent director of the Company (effective November 1, 2021) and a member of each of the Compensation Committee and the Nominating and Corporate Governance Committee of the Board (effective December 29, 2021); and (v) Jeremy D. Daniel as an independent director of the Company and Chair of the Audit Committee (effective July 14, 2022).

Furthermore, Mr. P. Pereira resigned as a director and from all positions he held with the Company, Mr. McIntosh resigned from all positions he held with the Company, and Mr. C. Pereira’s employment with the Company was terminated.

Findings of the Investigation

The Investigation was conducted by a special committee of the Board (the “Special Committee”) consisting of Mr. Capsuto, the then Audit Committee Chair, who was appointed to the Special Committee on November 8, 2021. The Special Committee retained outside legal counsel to assist in conducting the Investigation, and such counsel retained additional advisors to provide forensic accounting services, computer forensics and e-discovery services and other legal services.

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

NOTE 12 SUBSEQUENT EVENTS

Changes in Executive Officers and Board Members

David Gardner, the Company’s Chief Technology Officer, resigned from such position effective July 1, 2022 in order to pursue other opportunities to accommodate personal circumstances.

Allen Capsuto resigned as a director of the Company and Chair of the Audit Committee, effective July 14, 2022. Mr. Capsuto’s resignation was not because of a disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

Jeremy D. Daniel was appointed by the Board to serve as a director of the Company, to fill the vacancy on the Board created by Mr. Capsuto’s resignation, and as Chair of the Audit Committee, effective July 14, 2022.

James Lee, the Chairman of the Board, was appointed by the Board to serve as the Company’s Interim Chief Executive Officer, effective July 22, 2022.

Litigation, Claims, and Assessments

On July 28, 2022, Victor Farish filed a Verified Shareholder Derivative Complaint on behalf of the Company styled Victor Farish, derivatively on behalf of Alfi, Inc., Plaintiff, v. Paul Pereira, Dennis McIntosh, Charles Pereira, Peter Bordes, John M. Cook, II, Justin Elkouri, Allison Ficken, Jim Lee, Richard Mowser, and Frank Smith, Defendants, and Alfi, Inc., Nominal Defendant, Case 1:22-cv-22361, in the United States District Court for the Southern District of Florida.  The complaint alleges, as to the individual defendants:  (i) violations of Section 10(b) and Rule 10b-5 of the Exchange Act; (ii) violations of Section 20(a) of the Exchange Act; (iii) breach of fiduciary duty; (iv) aiding and abetting breach of fiduciary duty; (v) unjust enrichment; (vi) waste of corporate assets; (vii) abuse of control; and (viii) gross mismanagement, in connection with allegedly making and/or authorizing false and misleading statements and material omissions regarding the Company’s business, prospects, and internal controls and allegedly failing to establish and/or oversee sufficient internal controls and/or reasonable information, oversight, and reporting systems concerning critical Company operations, including the adequacy of its public reporting.  The complaint also seeks contribution under Section 11(f) of the Securities Act as to defendants Mr. P. Pereira, Mr. McIntosh, Mr. Bordes, Mr. Cook, Mr. Elkouri, Ms. Ficken, Mr. Lee, Mr. Mowser, and Mr. Smith, and seeks contribution under Section 21D(f)(5) of the Exchange Act as to defendants Mr. P. Pereira and Mr. McIntosh.  Plaintiff requests an award of damages against defendants, an award of punitive damages, an award of plaintiff’s costs and disbursements in the action, including reasonable attorneys’ fees, accountants’ and experts’ fees, costs, and expenses, and an order directing the defendants to account for all damages allegedly caused by them and all profits and special benefits and unjust enrichment they have allegedly obtained as a result of their allegedly unlawful conduct. On July 29, 2022, the Court sua sponte dismissed the complaint without prejudice finding that the complaint does not properly plead a claim and giving Plaintiff until August 11, 2022 to file an amended complaint addressing the deficiencies in its original complaint. The Company is currently unable to estimate the costs and timing of the resolution of this matter.

Credit and Security Agreement – Related Party

On August 5, 2022, the Company and the related party lender, Lee Aerospace, entered into Amendment No. 2 to Credit and Security Agreement (“Amendment No. 2”), pursuant to which the non-revolving line of credit available to the Company from the related party lender under the Credit Agreement was increased by $500,000, to an aggregate of $3,250,000, and such increased availability became evidenced by a convertible note. In connection with Amendment No. 2, the Company and the related party lender entered into a Non-Revolving Line of Credit Convertible Note in an aggregate principal amount of $500,000 (the “Convertible Note”) and a three-year warrant to purchase 375,000 shares of the Common Stock. Each of the Convertible Note and warrant are convertible or exercisable, respectively, for shares of Common Stock commencing November 5, 2022, at a conversion price of $1.635 per share under the Convertible Note and an exercise price of $1.51 per share under the warrant. The conversion price of the Convertible Note and the exercise price of the Warrant are subject to anti-dilution adjustments for stock splits, stock dividends and similar corporate actions, but not for other dilutive equity issuances. The warrant may be exercised for cash or on a cashless basis. Except as set forth above, Amendment No. 2 and the Convertible Note do not otherwise amend the terms of the Credit Agreement and related documents. The related party lender has funded to the Company the maximum amount, which is $3,250,000, under the Credit Agreement.

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

Our initial focus was to place our Alfi-enabled devices in malls, airports rideshares and taxis. We recently shifted our focus to prioritize placement of devices in rideshares with a view toward growing that business to operate it profitably.

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

Recent Developments

Credit and Security Agreement – Related Party

On June 27, 2022, the Company and a related party lender, Lee Aerospace, entered into Amendment No. 1 to the Credit Agreement and the Amended Note, pursuant to which the non-revolving line of credit available to the Company from the lender was increased to $2,750,000 (see Note 6 Debt – Related Parties). The Amendment No. 1 and the Amended Note do not otherwise amend the terms of the Credit Agreement and related documents. Through June 30, 2022, the related party lender funded to the Company $2,750,000 under the Credit Agreement.

Warrants Issued

During the six months ended June 30, 2022, the Company issued a warrant to purchase up to 1,250,000 shares of the Common Stock at a price of $1.51 per share in connection with the Credit Agreement (see Note 6 Debt – Related Parties). No warrants were exercised by warrant holders during the six months ended June 30, 2022. As of June 30, 2022, there were warrants to purchase 2,219,385 shares of Common Stock outstanding.

Changes in Executive Officers and Board Members

David Gardner, the Company’s Chief Technology Officer, resigned from such position effective July 1, 2022 in order to pursue other opportunities to accommodate personal circumstances.

Allen Capsuto resigned as a director of the Company and Chair of the Audit Committee, effective July 14, 2022. Mr. Capsuto’s resignation was not because of a disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

Jeremy D. Daniel was appointed by the Board to serve as a director of the Company, to fill the vacancy on the Board created by Mr. Capsuto’s resignation, and as Chair of the Audit Committee, effective July 14, 2022.

James Lee, the Chairman of the Board, was appointed by the Board to serve as the Company’s Interim Chief Executive Officer, effective July 22, 2022.

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

Results of Operations

Revenues

In general, the Company earns revenue from rideshares or SaaS contracts with operating companies who maintain their own network and lease the Alfi platform.

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

Three-Month Period Ended June 30, 2022, Compared to Three-Month Period Ended June 30, 2021

For the three months ended June 30, 2022, the Company’s net loss increased to $5,549,426, an increase of $1,247,704 compared with the net loss of $4,301,722 for the three months ended June 30, 2021. The increase was primarily due to higher operating expenses, as discussed below.

	Three months	Three months
	ended Jun 30,	ended Jun 30,
	2022	2021	$ Change	% Change
Revenues	$129,302	$936	$128,366	N/M

Operating expenses
Compensation and benefits	1,473,201	1,197,742	275,459	23.0%
Other general and administrative	2,688,297	2,311,290	377,007	16.3%
Loss on disposal of property and equipment	849,337	—	849,337	N/M
Depreciation and amortization	416,073	248,173	167,900	67.7%
Total operating expenses	5,426,908	3,757,205	1,669,703	44.4%

Operating loss	(5,297,606)	(3,756,269)	(1,541,337)	41.0%

Other income (expense)
Other income	41,914	16,334	25,580	156.6%
Interest expense	(293,734)	(561,786)	268,052	(47.7)%
Total other expense	(251,820)	(545,453)	293,633	(53.8)%

Net loss before provision for income taxes	(5,549,426)	(4,301,722)	(1,247,704)	29.0%
Provision for income taxes	—	—	—	0.0%
Net loss after provision for income taxes	$(5,549,426)	$(4,301,722)	$(1,247,704)	29.0%

Revenues

For the three months ended June 30, 2022 and 2021, net revenues were $129,302 and $936, respectively. The Company earned revenues from customers for advertising delivered through Alfi-owned devices.

Compensation Expenses

For the three months ended June 30, 2022 and 2021, compensation and benefits expenses were $1,473,201 and $1,197,742, respectively. The increase of $275,459 reflected higher salary and contract labor costs related to increased headcount to support operating the Company’s technology platform. The Company initiated changes during the three months ended June 30, 2022, including outsourcing certain jobs, to reduce compensation expenses for future periods.

Other General and Administrative Expenses

For the three months ended June 30, 2022 and 2021, other general and administrative expenses were $2,688,297 and $2,311,290, respectively. The increase of $377,007 reflected higher legal fees related to litigation, claims, and assessments (see Note 7 Commitments and Contingencies), increases in incentive and revenue-sharing payments to drivers and data network charges resulting from an increase in the number of tablets in operation, and higher audit fees related to the restatement of Prior Period Financial Statements. These increases were partially offset by reductions in marketing and other expenses.

Loss on Disposal of Property and Equipment

During the three months ended June 30, 2022, the Company reviewed the carrying value of tablets for impairment and concluded that 5,600 tablets distributed to rideshare drivers were no longer in service and may not be returned to the Company. The Company recorded a charge of $833,337 for the loss on disposal associated with these tablets.

In addition, during the three months ended June 30, 2022, the Company recorded a charge of $16,000 for the loss on disposal of furniture and fixtures located in its Belfast, N.I. office. The Company is in negotiations with its landlord to terminate the Belfast, N.I. office lease.

Depreciation and Amortization Expenses

Depreciation and amortization expense for the three months ended June 30, 2022 and 2021 were $416,073 and $248,173, respectively. The three months ended June 30, 2022 included depreciation expense for additional tablets purchased since June 30, 2021.

Other Income (Expense)

Interest expense was $293,734 and $561,786 for the three months ended June 30, 2022, and 2021, respectively. During the three months ended June 30, 2022, the Company entered into a Credit Agreement with a related party pursuant to which it borrowed $2,750,000, and it accrued interest expense on this borrowing of $293,734. The Company incurred interest expense of $561,786 during the three months ended June 30, 2021, in connection with related party debt outstanding prior to its IPO. The Company repaid all related party debt in May 2021 with a portion of the cash proceeds from its IPO.

Six-Month Period Ended June 30, 2022, Compared to Six-Month Period Ended June 30, 2021

For the six months ended June 30, 2022, the Company’s net loss increased to $10,842,027, an increase of $3,831,474 compared with the net loss of $7,010,553 for the six months ended June 30, 2021. The increase was primarily due to higher operating expenses, as discussed below.

	Six months	Six months
	ended Jun 30,	ended Jun 30,
	2022	2021	$Change	% Change

Revenues	$192,605	$18,386	$174,219	N/M

Operating expenses
Compensation and benefits	3,259,830	2,080,953	1,178,877	56.7%
Other general and administrative	5,843,029	3,563,149	2,279,880	64.0%
Loss on disposal of property and equipment	849,337	—	849,337	N/M
Depreciation and amortization	832,645	495,488	337,157	68.0%
Total operating expenses	10,784,841	6,139,590	4,645,251	75.7%

Operating loss	(10,592,236)	(6,121,204)	(4,471,032)	73.0%

Other income (expense)
Other income	43,973	29,351	14,622	49.8%
Interest expense	(293,764)	(918,700)	624,936	(68.0)%
Total other expense	(249,791)	(889,349)	639,558	(71.9)%

Net loss before provision for income taxes	(10,842,027)	(7,010,553)	(3,831,474)	54.7%
Provision for income taxes	—	—	—	0.0%
Net loss after provision for income taxes	$(10,842,027)	$(7,010,553)	$(3,831,474)	54.7%

Revenues

For the six months ended June 30, 2022 and 2021, net revenues were $192,605 and $18,386, respectively. During the six months ended June 30, 2022, the Company earned revenues from customers for advertising delivered through Alfi-owned devices. The revenues earned during the six months ended June 30, 2021 related to Alfi’s first SaaS contract revenue generated from a retailer that paid Alfi for the cost of the initial pilot for the company.

Compensation Expenses

For the six months ended June 30, 2022 and 2021, compensation and benefits expenses were $3,259,830 and $2,080,953, respectively. The increase of $1,178,877 reflected higher salary and contract labor costs related to increased headcount to support operating the Company’s technology platform. The Company initiated changes during the six months ended June 30, 2022, including outsourcing certain jobs, to reduce compensation expenses for future periods.

Other General and Administrative Expenses

For the six months ended June 30, 2022 and 2021, other general and administrative expenses were $5,843,029 and $3,563,149, respectively. The increase of $2,279,880 was largely due to significantly higher legal and professional fees related to the Company’s previously disclosed internal independent investigation (see Note 4 Restatements of Previously Issued Financial Statements) and litigation, claims, and assessments (see Note 7 Commitments and Contingencies). Additionally, increases in incentive and revenue-sharing payments to drivers and data network charges resulting from an increase in the number of tablets in operation were offset by reductions in recruiting, marketing, and other expenses.

Loss on Disposal of Property and Equipment

During the six months ended June 30, 2022, the Company reviewed the carrying value of tablets for impairment and concluded that 5,600 tablets distributed to rideshare drivers were no longer in service and may not be returned to the Company. The Company recorded a charge of $833,337 for the loss on disposal associated with these tablets.

In addition, during the six months ended June 30, 2022, the Company recorded a charge of $16,000 for the loss on disposal of furniture and fixtures located in its Belfast, N.I. office. The Company is in final negotiations with its landlord to terminate the Belfast, N.I. office lease.

Depreciation and Amortization Expenses

Depreciation and amortization expense for the six months ended June 30, 2022 and 2021 were $832,645 and $495,488, respectively. The six months ended June 30, 2022 included depreciation expense for additional tablets purchased since June 30, 2021.

Other Income (Expense)

Interest expense was $293,764 and $918,700 for the six months ended June 30, 2022, and 2021, respectively. During April 2022, the Company entered into a Credit Agreement with a related party pursuant to which it borrowed $2,750,000, and it accrued interest expense on this borrowing of $293,734. The Company incurred interest expense of $918,700 during the six months ended June 30, 2021, in connection with related party debt outstanding prior to its IPO. The Company repaid all related party debt in May 2021 with a portion of the cash proceeds from its IPO.

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

On April 12, 2022, the Company entered into the Credit Agreement with a related party lender, Lee Aerospace, pursuant to which the Company could borrow under a non-revolving line of credit up to $2,500,000 for up to one year. On June 27, 2022, the Company and the related party lender entered into Amendment No. 1 and an Amended Note, pursuant to which the non-revolving line of credit available to the Company from the lender was increased to $2,750,000. The Company’s ability to draw on the non-revolving line of credit, to the extent available under the Credit Agreement, is in the lender’s sole discretion and subject to the Company requesting such additional funds from the lender in accordance with the Credit Agreement, the accuracy of the Company’s representations in the Credit Agreement and related documents, and that no default under the Credit Agreement has occurred and is continuing under the Credit Agreement.

Through June 30, 2022, the lender funded to the Company $2,750,000 under the Credit Agreement. The Amended Note matures on the earlier of: (i) the date upon which the Company consummates a debt or equity financing in an amount equal to or greater than $4,000,000 or (ii) April 12, 2023.

The Company has borrowed the maximum amount available under the Credit Agreement. Since its inception, the Company has generated only nominal revenue from customers and business activity and currently has very limited cash on hand. The Company is endeavoring to raise additional capital through debt or equity financing, but there is no assurance that additional capital will be available on terms acceptable to the Company or will be sufficient to enable the Company to complete its development activities or sustain operations. If the Company is unable to raise sufficient additional capital to sustain operations, then it will have to further extend payables, reduce overhead, or scale back its current business plan until such additional capital is raised, any of which could have a material adverse effect on the Company. There is no assurance that such a plan will be successful. If the Company is unable to raise sufficient additional capital to sustain operations, then the Company will be required to pursue other alternatives which may include selling assets, selling or merging its business, ceasing operations or filing a petition for bankruptcy (either liquidation or reorganization) under applicable bankruptcy laws.

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

Our Interim Chief Executive Officer and Interim Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of June 30, 2022. In designing and evaluating the Company’s disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired objectives, and the Company necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

Our management, with the participation of our Interim Chief Executive Officer and Interim Chief Financial Officer, who serve as our principal executive officer and principal financial and accounting officer, respectively, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. Based on such evaluation, our Interim Chief Executive Officer and Interim Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2022.

As noted in Note 4 to the consolidated financial statements included in this Quarterly Report, the Company concluded that Prior Period Financial Statements should no longer be relied upon and should be restated. As such, management believes material weaknesses exist in its internal controls over financial reporting as of June 30, 2022. The Company does not have a sufficient complement of personnel commensurate with the accounting and reporting requirements of a public company. The material weaknesses identified relate to inadequate controls that address segregation of certain accounting duties and reconciliation and analysis of certain key accounts. We have concluded that these material weaknesses arose because, as a pre-revenue private company recently formed, we did not have the necessary personnel to design effective components of internal control, including risk assessment control activities information/communication and monitoring to satisfy the accounting and financial reporting requirements of a public company.

In light of the conclusion that the Company’s internal disclosure controls were ineffective as of June 30, 2022, it has applied additional procedures and processes as necessary to ensure the reliability of financial reporting in regard to this Quarterly Report. Accordingly, the Company believes, based on its knowledge, that: (i) this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the period covered by this Quarterly Report; and (ii) the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects our financial condition, results of operations and cash flows as of and for the periods presented in this Quarterly Report.

Changes in Internal Control Over Financial Reporting

Except as disclosed in Note 4 to the consolidated financial statements included in this Quarterly Report, there have been no changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management will seek to remediate the material weaknesses described above through hiring additional qualified accounting and financial reporting personnel, and designing and implementing financial reporting systems, processes, policies and internal controls.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are party to the legal proceedings described below. We are unable to provide any assurances as to the ultimate outcome of these proceedings and intend to vigorously defend these matters.

Litigation

On December 2, 2021, the Company and certain of its present and former officers and directors were named as defendants in a putative class action lawsuit styled Steppacher v. Alfi, Inc., et al., Case No. 1:21-cv-24232, brought in the United States District Court for the Southern District of Florida. On December 15, 2021, the Company, certain of its present and former officers and directors, and the underwriters in the Company’s IPO were named as defendants in a second putative class action styled Kleinschmidt v. Alfi, Inc., et al., Case No. 1:21-cv-24338, also brought in the United States District Court for the Southern District of Florida. The complaints in both actions allege that the Company and other named defendants violated Sections 11 and 15 of the Securities Act with respect to allegedly false and misleading statements included in the registration statement and prospectus supplements issued in connection with the  Offering Documents in May 2021, and Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, by allegedly making false and materially misleading statements and failing to disclose material adverse facts in the Company’s public filings with the SEC. Both complaints assert that the putative plaintiff class includes: (i) persons or entities, other than the defendants, the officers and directors of the Company, members of their immediate families, their legal representatives, and any entity in which they had a controlling interest, among others, who purchased or acquired the Common Stock or warrants to purchase the Common Stock pursuant and/or traceable to the Offering Documents; and (ii) persons or entities, other than the defendants, who purchased or acquired the Company’s securities between May 4, 2021, and March 11, 2022 (both dates inclusive). The plaintiffs seek unspecified compensatory damages, including interest, and costs and expenses, including attorney’s and expert fees. On February 3, 2022, the court consolidated the two actions under the caption Steppacher, Jr., et al. v. Alfi, Inc. et al., Case No. 21-cv-24232-KMW. Three putative stockholders (or groups of stockholders) moved to be appointed as lead plaintiff, and the court appointed Candido Rodriguez as lead plaintiff. The consolidated actions are now captioned Rodriguez, et al. v. Alfi, Inc., et al., Case No. 21-cv-24232-KMW.

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

On July 28, 2022, Victor Farish filed a Verified Shareholder Derivative Complaint on behalf of the Company styled Victor Farish, derivatively on behalf of Alfi, Inc., Plaintiff, v. Paul Pereira, Dennis McIntosh, Charles Pereira, Peter Bordes, John M. Cook, II, Justin Elkouri, Allison Ficken, Jim Lee, Richard Mowser, and Frank Smith, Defendants, and Alfi, Inc., Nominal Defendant, Case 1:22-cv-22361, in the United States District Court for the Southern District of Florida.  The complaint alleges, as to the individual defendants:  (i) violations of Section 10(b) and Rule 10b-5 of the Exchange Act; (ii) violations of Section 20(a) of the Exchange Act; (iii) breach of fiduciary duty; (iv) aiding and abetting breach of fiduciary duty; (v) unjust enrichment; (vi) waste of corporate assets; (vii) abuse of control; and (viii) gross mismanagement, in connection with allegedly making and/or authorizing false and misleading statements and material omissions regarding the Company’s business, prospects, and internal controls and allegedly failing to establish and/or oversee sufficient internal controls and/or reasonable information, oversight, and reporting systems concerning critical Company operations, including the adequacy of its public reporting.  The complaint also seeks contribution under Section 11(f) of the Securities Act as to defendants Mr. P. Pereira, Mr. McIntosh, Mr. Bordes, Mr. Cook, Mr. Elkouri, Ms. Ficken, Mr. Lee, Mr. Mowser, and Mr. Smith, and

seeks contribution under Section 21D(f)(5) of the Exchange Act as to defendants Mr. P. Pereira and Mr. McIntosh.  Plaintiff requests an award of damages against defendants, an award of punitive damages, an award of plaintiff’s costs and disbursements in the action, including reasonable attorneys’ fees, accountants’ and experts’ fees, costs, and expenses, and an order directing the defendants to account for all damages allegedly caused by them and all profits and special benefits and unjust enrichment they have allegedly obtained as a result of their allegedly unlawful conduct. On July 29, 2022, the Court sua sponte dismissed the complaint without prejudice finding that the complaint does not properly plead a claim and giving Plaintiff until August 11, 2022 to file an amended complaint addressing the deficiencies in its original complaint. The Company is currently unable to estimate the costs and timing of the resolution of this matter.

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

The Company’s former Chief Executive Officer and former Chief Financial Officer have made claims that the Company indemnify and advance the legal fees and expenses incurred by them in connection with the Investigation (see Note 11) and the putative class action litigations, the derivative action, and the SEC investigation, each referred to above. With respect to the advancement of fees and expenses incurred in connection with the Investigation prior to December 31, 2021, the amount of such fees and expenses that is subject to advancement is approximately $147,000. The former officers have also demanded advancement of fees and expenses of additional amounts of approximately $636,000 for the period January 1, 2022 through June 30, 2022.  Additional amounts may be subject to claims for advancement and indemnification, but the Company is unable to estimate the amount of additional fees and expenses that may be subject to advancement or indemnification.

Item 1A. Risk Factors

Not applicable to smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description	Reference

3.1	Restated Certificate of Incorporation of Alfi, Inc., dated January 31, 2020	Incorporated by reference to Exhibit 3.1 to Alfi, Inc.’s Registration Statement on Form S-1, as amended (No. 333-251959).

3.2	Third Amended and Restated Certificate of Incorporation, effective May 3, 2021	Incorporated by reference to Exhibit 3.2 to Alfi, Inc.’s Annual Report on Form 10-K filed on May 16, 2022 (Commission File No. 001-40294).

3.3	Bylaws of Lectrefy, Inc.	Incorporated by reference to Exhibit 3.3 to Alfi, Inc.’s Registration Statement on Form S-1, as amended (No. 333-251959).

3.4	Amended and Restated By-laws	Incorporated by reference to Exhibit 3.4 to Alfi, Inc.’s Annual Report on Form 10-K filed on May 16, 2022 (Commission File No. 001-40294).

4.1	Form of Common Stock Certificate	Incorporated by reference to Exhibit 4.1 to Alfi, Inc.’s Registration Statement on Form S-1, as amended (No. 333-251959).

4.2	Form of Warrant Agent Agreement (including form of Series A Warrant) between Alfi, Inc. and VStock Transfer, LLC	Incorporated by reference to Exhibit 4.2 to Alfi, Inc.’s Registration Statement on Form S-1, as amended (No. 333-251959).

4.3	Form of Representative’s Warrant	Incorporated by reference to Exhibit 1.2 to Alfi, Inc.’s Registration Statement on Form S-1, as amended (No. 333-251959).

4.4	Warrant, dated April 12, 2022, issued by Alfi, Inc. to Lee Aerospace, Inc.	Incorporated by reference to Exhibit 99.3 to Alfi, Inc.’s Current Report on Form 8-K filed on April 18, 2022 (Commission File No. 001-40294).

4.5	Non-Revolving Line of Credit Convertible Note, dated August 5, 2022, between Alfi, Inc. and Lee Aerospace, Inc.	Incorporated by reference to Exhibit 99.2 to Alfi, Inc.'s Current Report on Form 8-K filed on August 8, 2022 (Commission File No. 001-40294).

4.6	Warrant, dated August 5, 2022, between Alfi, Inc. and Lee Aerospace, Inc.	Incorporated by reference to Exhibit 99.3 to Alfi, Inc.'s Current Report on Form 8-K filed on August 8, 2022 (Commission File No. 001-40294).

10.1*	Alfi, Inc. 2018 Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 to Alfi, Inc.’s Registration Statement on Form S-1, as amended (No. 333-251959).

10.2	Agreement and Plan of Merger, dated July 11, 2018, between Lectrefy Inc., a Florida corporation, and Lectrefy Inc., a Delaware corporation	Incorporated by reference to Exhibit 10.2 to Alfi, Inc.’s Registration Statement on Form S-1, as amended (No. 333-251959).

10.3	Series Seed Stock Investment Agreement, dated August 1, 2018, among Lectrefy Inc., the Purchasers and the Key Holders	Incorporated by reference to Exhibit 10.3 to Alfi, Inc.’s Registration Statement on Form S-1, as amended (No. 333-251959).

10.4	Amendment No. 1 to Series Seed Stock Investment Agreement, dated October 31, 2019, between Lectrefy, Inc. and Lee Aerospace, Inc.	Incorporated by reference to Exhibit 10.4 to Alfi, Inc.’s Registration Statement on Form S-1, as amended (No. 333-251959).

10.5*	Executive Employment Agreement, dated February 10, 2021, between Alfi, Inc. and Paul Pereira	Incorporated by reference to Exhibit 10.5 to Alfi, Inc.’s Registration Statement on Form S-1, as amended (No. 333-251959).

10.6*	Executive Employment Agreement, dated February 10, 2021, between Alfi, Inc. and John Cook, III	Incorporated by reference to Exhibit 10.6 to Alfi, Inc.’s Registration Statement on Form S-1, as amended (No. 333-251959).

10.7*	Executive Employment Agreement, dated February 10, 2021, between Alfi, Inc. and Charles Pereira	Incorporated by reference to Exhibit 10.7 to Alfi, Inc.’s Registration Statement on Form S-1, as amended (No. 333-251959).

10.8*	Executive Employment Agreement, dated February 10, 2021, between Alfi, Inc. and Dennis McIntosh	Incorporated by reference to Exhibit 10.8 to Alfi, Inc.’s Registration Statement on Form S-1, as amended (No. 333-251959).

10.9	Promissory Note, dated January 15, 2019, between Lectrefy Inc. and Lee Aerospace, Inc.	Incorporated by reference to Exhibit 10.9 to Alfi, Inc.’s Registration Statement on Form S-1, as amended (No. 333-251959).

10.10	Security Agreement, dated January 15, 2020, between Lectrefy Inc. and Lee Aerospace, Inc.	Incorporated by reference to Exhibit 10.10 to Alfi, Inc.’s Registration Statement on Form S-1, as amended (No. 333-251959).

10.11	Bridge Loan Agreement, dated December 30, 2020, among Alfi, Inc., Lee Aerospace, Inc., Paul Antonio Pereira and Dennis McIntosh	Incorporated by reference to Exhibit 10.11 to Alfi, Inc.’s Registration Statement on Form S-1, as amended (No. 333-251959).

10.12	Letter Agreement Related to Purchase of Lenovo Tablets, dated March 19, 2020, between Alfi, Inc. and Lee Aerospace, Inc.	Incorporated by reference to Exhibit 10.12 to Alfi, Inc.’s Registration Statement on Form S-1, as amended (No. 333-251959).

10.13	Bridge Loan Agreement, dated March 22, 2021, among Alfi, Inc., Lee Aerospace, Inc., Paul Antonio Pereira and Rachael Pereira	Incorporated by reference to Exhibit 10.13 to Alfi, Inc.’s Registration Statement on Form S-1, as amended (No. 333-251959).

10.14	Bridge Loan Agreement, dated April 1, 2021, among Alfi, Inc., Lee Aerospace, Inc., Paul Antonio Pereira, Peter Bordes, Dennis McIntosh, Rachael Pereira, Charles Pereira and FLBT, LLC	Incorporated by reference to Exhibit 10.14 to Alfi, Inc.’s Registration Statement on Form S-1, as amended (No. 333-251959).

10.15	Letter of Understanding, dated November 8, 2021, between Alfi, Inc. and CFO Financial Partners, LLC	Incorporated by reference to Exhibit 99.1 to Alfi, Inc.’s Current Report on Form 8-K filed on November 15, 2021 (Commission File No. 001-40294).

10.16*	Resignation Agreement, dated February 2, 2022, between Alfi, Inc. and Paul Pereira	Incorporated by reference to Exhibit 10.16 to Alfi, Inc.’s Annual Report on Form 10-K filed on May 16, 2022 (Commission File No. 001-40294).

10.17*	Limited Release of Claims, dated as of February 2, 2022, between Alfi, Inc. and Paul Pereira	Incorporated by reference to Exhibit 10.17 to Alfi, Inc.’s Annual Report on Form 10-K filed on May 16, 2022 (Commission File No. 001-40294).

10.18*	Resignation Agreement, dated February 2, 2022, between Alfi, Inc. and Dennis McIntosh	Incorporated by reference to Exhibit 10.18 to Alfi, Inc.’s Annual Report on Form 10-K filed on May 16, 2022 (Commission File No. 001-40294).

10.19*	Limited Release of Claims, dated as of February 2, 2022, between Alfi, Inc. and Dennis McIntosh	Incorporated by reference to Exhibit 10.19 to Alfi, Inc.’s Annual Report on Form 10-K filed on May 16, 2022 (Commission File No. 001-40294).

10.20	Credit and Security Agreement, dated April 12, 2022, between Alfi, Inc. and Lee Aerospace, Inc.	Incorporated by reference to Exhibit 99.1 to Alfi, Inc.’s Current Report on Form 8-K filed on April 18, 2022 (Commission File No. 001-40294).

10.21	Non-Revolving Line of Credit Note, dated April 12, 2022, made by Alfi, Inc. in favor of Lee Aerospace, Inc.	Incorporated by reference to Exhibit 99.2 to Alfi, Inc.’s Current Report on Form 8-K filed on April 18, 2022 (Commission File No. 001-40294).

10.22	Patent Security Agreement, dated April 12, 2022, made by Alfi, Inc. in favor of Lee Aerospace, Inc.	Incorporated by reference to Exhibit 99.4 to Alfi, Inc.’s Current Report on Form 8-K filed on April 18, 2022 (Commission File No. 001-40294).

10.23	Trademark Security Agreement, dated April 12, 2022, made by Alfi, Inc. in favor of Lee Aerospace, Inc.	Incorporated by reference to Exhibit 99.5 to Alfi, Inc.’s Current Report on Form 8-K filed on April 18, 2022 (Commission File No. 001-40294).

10.24*	Consulting Agreement, dated as of March 15, 2021, between Alfi, Inc. and Ronald Spears	Incorporated by reference to Exhibit 10.1 to Alfi, Inc.’s Current Report on Form 8-K filed on May 10, 2021 (Commission File No. 001-40294).

10.25*	Form of Incentive Stock Option Award Agreement (under the Alfi, Inc. 2018 Stock Incentive Plan)	Incorporated by reference to Exhibit 10.25 to Alfi, Inc.’s Annual Report on Form 10-K filed on May 16, 2022 (Commission File No. 001-40294).

10.26*	Stock Option Award Agreement, dated March 15, 2021, between Alfi, Inc. and Ronald Spears.	Incorporated by reference to Exhibit 10.26 to Alfi, Inc.’s Annual Report on Form 10-K filed on May 16, 2022 (Commission File No. 001-40294).

10.27	Promissory Note, dated August 8, 2019, between Lectrefy, Inc. and Lee Aerospace, Inc.	Incorporated by reference to Exhibit 10.27 to Alfi, Inc.’s Annual Report on Form 10-K filed on May 16, 2022 (Commission File No. 001-40294).

10.28	First Amended and Promissory Note, dated September 20, 2019, between Lectrefy, Inc. and Lee Aerospace, Inc.	Incorporated by reference to Exhibit 10.28 to Alfi, Inc.’s Annual Report on Form 10-K filed on May 16, 2022 (Commission File No. 001-40294).

10.29	Promissory Note, dated October 25, 2019, between Lectrefy, Inc. and Lee Aerospace, Inc.	Incorporated by reference to Exhibit 10.29 to Alfi, Inc.’s Annual Report on Form 10-K filed on May 16, 2022 (Commission File No. 001-40294).

10.30	Promissory Note, dated November 12, 2019, between Lectrefy, Inc. and Lee Aerospace, Inc.	Incorporated by reference to Exhibit 10.30 to Alfi, Inc.’s Annual Report on Form 10-K filed on May 16, 2022 (Commission File No. 001-40294).

10.31	Promissory Note, dated November 26, 2019, between Lectrefy, Inc. and Lee Aerospace, Inc.	Incorporated by reference to Exhibit 10.31 to Alfi, Inc.’s Annual Report on Form 10-K filed on May 16, 2022 (Commission File No. 001-40294).

10.32	Amendment No. 1 to Credit and Security Agreement, dated June 27, 2022, between Alfi, Inc. and Lee Aerospace, Inc.	Incorporated by reference to Exhibit 99.1 to Alfi, Inc.’s Current Report on Form 8-K filed on July 1, 2022 (Commission File No. 001-40294).

10.33	Amended and Restated Non-Revolving Line of Credit Note, dated June 27, 2022, made by Alfi, Inc. in favor of Lee Aerospace, Inc.	Incorporated by reference to Exhibit 99.2 to Alfi, Inc.’s Current Report on Form 8-K filed on July 1, 2022 (Commission File No. 001-40294).

10.34	Amendment No. 2 to Credit and Security Agreement, dated August 5, 2022, between Alfi, Inc. and Lee Aerospace, Inc.	Incorporated by reference to Exhibit 99.1 to Alfi, Inc.'s Current Report on Form 8-K filed on August 8, 2022 (Commission File No. 001-40294).

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith.

101.INS	Inline XBRL Instance Document	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

*Identifies a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALFI, INC.

Date: August 15, 2022	/s/ James Lee
	Name:	James Lee
	Title:	Interim Chief Executive Officer
(Principal Executive Officer)

Date: August 15, 2022	/s/ Louis Almerini
	Name:	Louis Almerini
	Title:	Interim Chief Financial Officer
(Principal Financial and Accounting Officer)